Form 10-K405
period 1996-12-31
LONE STAR ENERGY PLANT OPERATIONS INC
filed 1997-03-28
CIK 1023060

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K

   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1996
                               or
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ________ to ________.

                Commission file number 1-12108.

            Lone Star Energy Plant Operations, Inc.
     (Exact name of registrant as specified in its charter)

               Texas                                  75-2421863
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)               Identification No.)

          1817 Wood Street
            Dallas, Texas                             75201-5598
        (Address of principal                    (Zip Code)
          executive offices)

 Registrant's telephone number, including area code: (214) 573-3915


 Securities registered pursuant to Section 12(b) of the Act:  None

 Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes [X]  No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
 Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or informational statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock of the Registrant held by non-affiliates (excluding voting shares held by officers and directors) was $0 on March 26, 1997.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock: Common Stock $.01 par value: 10 shares on March 26, 1997.

      Documents Incorporated by Reference: None

                             PART I

 ITEM 1.  Business

 General

     Lone Star Energy Plant Operations, Inc. (the "Company" or "LSEPO"), a wholly owned subsidiary of ENSERCH Corporation ("ENSERCH"), operates and maintains, under long-term contracts, a 255-megawatt ("MW") cogeneration facility located in Sweetwater, Texas, a 62-MW cogeneration facility located in Buffalo, New York, and a 160-MW cogeneration facility located in Bellingham, Washington.

 Recent Developments

     In April 1996, ENSERCH announced that it had entered into a merger agreement with Dallas-based Texas Utilities Company (the "ENSERCH/TUC Merger"). Under the terms of the agreement, a new holding company, TUC Holding Company, will acquire the businesses of ENSERCH, excluding the businesses of Enserch Exploration, Inc., a 83% owned subsidiary of ENSERCH ("EEX") and the Company.

     Immediately prior to the consummation of the ENSERCH/TUC Merger, and as a condition thereof, EEX will be merged into LSEPO (the "EEX/LSEPO Merger"), LSEPO will change its name to "Enserch Exploration, Inc." ("New EEX"), shares of EEX will automatically be converted into shares of New EEX on a one-for-one basis in a tax-free transaction, and ENSERCH will distribute to its shareholders, on a pro rata basis, all of the shares of New EEX common stock it owns ("Distribution"). In the EEX/LSEPO Merger, ENSERCH will receive approximately 778,000 shares of New EEX for the value of LSEPO. The EEX/LSEPO Merger enables the Distribution to be tax-free to ENSERCH and its shareholders.

     The mergers, including the transactions contemplated by the mergers, were approved by the shareholders of EEX, ENSERCH and TUC, in separate meetings, on November 15, 1996, and by the shareholders of the Company on September 10, 1996. All regulatory approvals have been received except for approval by the Securities and Exchange Commission ("SEC") under the Public Utility Holding Company Act of 1935 where the approval process is proceeding. The Railroad Commission of Texas ("RRC") has indicated no objection to the ENSERCH/TUC Merger, and the Antitrust Division of the U.S. Department of Justice ("DOJ") has notified ENSERCH and TUC that its investigation of the proposed merger has been closed without the DOJ taking any action or requiring TUC or ENSERCH to take any action. ENSERCH has also announced receipt of a favorable tax ruling from the Internal Revenue Service to the effect that neither ENSERCH nor its shareholders will recognize taxable gain in the Distribution.

 ITEM 2.  Properties

     The Company does not own any significant physical property.

 ITEM 3.  Legal Proceedings.

     The Company is not currently a party to any lawsuits.


 ITEM 4.  Submission of Matters to a Vote of Security Holders.

     None.

                            PART II

 ITEM 5.  Market for Registrants Common Stock and Related Shareholder Matters.

     There is no public trading market for the Company's common equity.

 ITEM 6.  Selected Financial Data.

     The information required hereunder is set forth under "Selected Financial Data" included in Appendix A to this report.

 ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The information required hereunder is set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Appendix A to this report.

 ITEM 8.  Financial Statements and Supplementary Data.

     The information required hereunder is set forth under "Independent Auditors' Report," "Statements of Income and Retained Earnings,"
 "Statements of Cash Flows," "Balance Sheets," and "Notes to Financial Statements" included in Appendix A to this Report.

 ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                            PART III


 ITEM 10. Directors and Executive Officers of the Registrant.

     The current directors and executive officers of the Company are as follows:

         Name            Age        Title
         ----            ---        -----
     D. W. Biegler       50        Director

     D. R. Long          49        Director

     M. E. Rescoe        44        Director

     W. T. Satterwhite   63        Director

     D. R. Martin        56        President

     Mr. Biegler has been a Director since March 1993. He also has been Chairman and President, Chief Executive Officer of ENSERCH Corporation since 1993. Prior to his election to his present position in 1993, he served Lone Star Gas Company, the utility division of ENSERCH, as President from 1985 and as Chairman from 1989 and was elected President and Chief Operating Officer of ENSERCH in 1991. Mr. Biegler is a Director of ENSERCH Corporation, EEX, Texas Commerce Bank National Association, and Trinity Industries, Inc. He has been a Director of ENSERCH since 1991.

     Mr. Long has been a Director since May 1995. He has been Senior Vice President, Administration, of ENSERCH since May 1995. He previously served Lone Star Gas Company as Vice President, Human Resources and Services, from January 1995 to May 1995, and as Vice President, Human Resources and Facility Development, from June 1990 to January 1995.

     Mr. Rescoe has been a Director since August 1995. He has been Senior Vice President, Finance, and Chief Financial Officer of ENSERCH since September 1995. Previously he served as Senior Managing Director of Bear, Stearns & Co. from 1992 to July 1995 and was a Senior Vice President, Finance, of Kidder, Peabody & Co. from 1983 to 1992.

     Mr. Satterwhite has been a Director since March 1992. He has been Senior Vice President and General Counsel, Chief Legal Officer of ENSERCH since May 1972.

     Mr. Martin has been President since May 1995. He served as Chief Operating Officer from May 1995 to May 1996, and as a Vice President from March 1992 to May 1995. He has also been a Vice President of Lone Star Energy Company since January 1990.

     There are no family relationships between any of the above officers. All officers of the Company are elected annually by the Board of Directors. Officers may be removed by the Board of Directors whenever, in the judgment of the Board, the best interest of the Company will be served thereby.

 ITEM 11. Executive Compensation

     Mr. G. R. Bryan served as Chairman and Chief Executive Officer of the Company from January 1996 to May 1996 when he was elected Chairman and Chief Operating Officer. Beginning in 1996, a portion of the aggregate compensation paid by ENSERCH to Mr. Bryan was allocated to the Company. The total amount of this allocation was $56,565.82. Mr. Bryan resigned on March 20, 1997. No person was named to succeed Mr. Bryan as Chief Executive Officer.

     The other executive officers of the Company did not receive, directly or indirectly, compensation from the Company in 1996 in excess of $100,000.

 ITEM 12. Security Ownership of Certain Beneficial Owners and Management

     Lone Star Energy Company ("LSEC") owns 100% of the issued and outstanding common stock of LSEPO, and ENSERCH owns 100% of the issued and outstanding common stock of LSEC. Accordingly, ENSERCH is deemed to be the beneficial owner of all the common stock of LSEPO.

     Each Director, the named executive officers and all directors and executive officers as a group reported beneficial ownership at March 24, 1997, of the common stock of the Company and of ENSERCH as follows:

                              LSEPO                ENSERCH
                    ----------------------  ----------------------
                     Number of               Number of
                       Shares                  Shares
                    Beneficially  Percent   Beneficially  Percent
 Name                 Owned(1)    of Class    Owned (1)   of Class
 ----               ------------  --------  ------------  --------
 D. W. Biegler            0          0       307,923(2)       *

 W. T. Satterwhite        0          0       105,159(2)       *

 M. E. Rescoe             0          0        28,512(2)       *

 D. R. Long               0          0            54(2)       *

 D. R. Martin             0          0        16,888(2)       *

 All Directors and
 Executive Officers
 as a Group               0          0       458,536          *

 ------------
*Less than 1%.
 (1) The number of shares owned includes shares held in the ENSERCH's Employee Stock Purchase and Savings Plan.

 (2) The totals include shares subject to stock options exercisable within 60 days of the date hereof; D. W. Biegler 246,948 shares; W. T. Satterwhite 63,000 shares; M. E. Rescoe 24,000 shares; D. R. Long
     0 shares; D. R. Martin 11,100 shares; and all directors and executive officers as a group 345,048 shares.

 ITEM 13. Certain Relationships and Related Transactions

     Mr. Biegler is a Director and an executive officer, and Messrs.
 Bryan, Long, Rescoe and Satterwhite are each executive officers of ENSERCH. The Company and ENSERCH, including its affiliates, have in the past entered into significant arrangements with respect to their businesses and expect to do so in the future to the extent authorized by the Restated Articles of Incorporation of the Company.

     In the ordinary course of business, the Company engages in various transactions with ENSERCH companies. See Note 4 of the Notes to Financial statements in Appendix A for information on these transactions.

                            PART IV

 ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.

 (a) The following documents are filed as part of this Report:

     (1)  Financial Statements:

     The following items appear in the Financial Information section included in Appendix A to this report:

          Item                                             Page
          ----                                             ----
     Selected Financial Data . . . . . . . . . . . . . . . .A-2
     Management's Discussion and Analysis of Financial
      Condition and Results of Operations. . . . . . . . . .A-3
     Independent Auditors' Report. . . . . . . . . . . . . .A-4
     Financial Statements:
          Statements of Income and Retained Earnings . . . .A-5
          Statements of Cash Flows . . . . . . . . . . . . .A-6
          Balance Sheets . . . . . . . . . . . . . . . . . .A-7
          Notes to Financial Statements. . . . . . . . . . .A-8

     (2)  Exhibits:

     The following exhibits are filed herewith unless otherwise indicated:


     Number                   Description
     ------                   -----------
      2*       Agreement and Plan of Merger dated as of September 10,
               1996 between the Company and Enserch Exploration, Inc.

      3.1*     Restated Articles of Incorporation of the Company.

      3.2*     Bylaws of the Company.

      4*       Form of Common Stock Certificate.

     10.1* Form of Distribution Agreement among ENSERCH, EEX, LSEPO and Holding Company.

     10.2* Form of Tax Allocation Agreement among ENSERCH, New EEX and TUC and attached Tax Sharing Agreement dated as of January 1, 1995 between ENSERCH and EEX.

     10.3*     Form of Tax Assurance Agreement between ENSERCH and New
               EEX.

     10.4*     Rights Agreement dated as of September 10, 1996 between
               LSEPO and Harris Trust Company of New York as Rights
               Agent.

     23 Deloitte & Touche LLP consent letter, including consent to incorporation by reference in Registration Statement
               No. 333-13241.

     24        Powers of Attorney.

     27        Financial Data Schedule.

     99**      Registration Statement No. 333-13241 of the Company dated
                October 2, 1996, as filed with the SEC.

 -----------------
 * Previously filed as an exhibit to the Registration Statement of the Company on Form S-4 (No. 333-13241) and incorporated herein by reference and made a part hereof.
 **  Incorporated by reference herein and made a part hereof.

                      S I G N A T U R E S

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              LONE STAR ENERGY PLANT OPERATIONS, INC.


 Date: March  27 , 1997       By:  /s/ D. R. Martin
             ----                  ----------------------------
                                   D. R. Martin, President


     Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature and  Title                                  Date
     --------------------                                  ----

 D. W. Biegler, Director; D. R. Long,
 Director; M. E. Rescoe, Director;
 W. T. Satterwhite, Director; D. R.                    March  27 , 1997
 Martin, President; and J. W. Pinkerton,                     ----
 Vice President and Controller, Chief
 Accounting Officer


 By:  /s/ D. R. Martin
    --------------------------
    D. R. Martin, Individually
    and as Attorney-in-fact

                                                                   APPENDIX A


LONE STAR ENERGY PLANT OPERATIONS, INC.

INDEX TO FINANCIAL INFORMATION
December 31, 1996


                                                                        Page
                                                                        ----

Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . A-2
Management's Discussion and Analysis of Financial Condition
  and Results of Operations . . . . . . . . . . . . . . . . . . . . . . A-3
Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . . . A-4
Financial Statements:
    Statements of Income and Retained Earnings. . . . . . . . . . . . . A-5
    Statements of Cash Flows. . . . . . . . . . . . . . . . . . . . . . A-6
    Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . . . . A-7
    Notes to Financial Statements . . . . . . . . . . . . . . . . . . . A-8

                          LONE STAR ENERGY PLANT OPERATIONS, INC.

                                   SELECTED FINANCIAL DATA


                                                          As of or for Year Ended December 31,
                                                 --------------------------------------------------
                                                 1992(a)     1993       1994      1995       1996
                                                 -------   --------   -------   --------   --------
                                                         (In thousands except per share data)
INCOME STATEMENT DATA
Revenues (b) . . . . . . . . . . . . . . . .     $8,737    $10,662    $12,726    $16,507    $11,400
Costs and Expenses . . . . . . . . . . . . .      8,815      8,838     11,323     14,258      9,924
                                                -------    -------    -------    -------    -------
Operating Income (Loss). . . . . . . . . . .        (78)     1,824      1,403      2,249      1,476
Other Income . . . . . . . . . . . . . . . .          -          -          -         97        200
Interest and Other Financing Costs . . . . .          -          -          -       (105)      (200)
Income Taxes . . . . . . . . . . . . . . . .        (34)      (734)      (590)      (871)      (543)
                                                 ------    -------    -------    -------    -------
Net Income (Loss). . . . . . . . . . . . . .       (112)     1,090        813      1,370        933

Net Income (Loss) Per Share (c). . . . . . .      $(.14)    $ 1.40     $ 1.05     $ 1.76     $ 1.20
Weighted Average Shares Outstanding (c). . .        778        778        778        778        778

BALANCE SHEET DATA
Total Assets . . . . . . . . . . . . . . . .      $1,092    $4,335     $4,212     $10,132    $5,384
Shareholder's Equity (Deficiency). . . . . .       (185)       905      1,718      3,088      4,021

(a) Information for 1992 is unaudited.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations have been made.
(b) Revenues include contract revenues and expenses incurred on behalf of operating partnerships.
(c) The weighted average shares outstanding and the net income (loss) per share are unaudited pro forma amounts reflecting shares to be issued in the merger of Enserch Exploration, Inc.  with and into Lone Star Energy Plant
    Operations, Inc.

                        LONE STAR ENERGY PLANT OPERATIONS, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


Overview

    Lone Star Energy Plant Operations, Inc. ("LSEPO") has three agreements to operate and maintain cogeneration plants. The agreements were initially entered into by Lone Star Energy Company ("LSEC") and subsequently assigned to LSEPO. The financial statements of LSEPO include the results of the three operating and maintenance agreements for all years in a manner similar to a pooling-of-interests since these activities were under the common control of ENSERCH Corporation ("ENSERCH") and LSEC prior to the assignment of these agreements to LSEPO.

    In connection with the pending merger of ENSERCH with TUC Holding Company (the "ENSERCH/TUC Merger"), ENSERCH will merge the operations of LSEPO and Enserch Exploration, Inc. ("EEX"), a company approximately 83% owned by
ENSERCH.   Immediately prior to the consummation of the ENSERCH/TUC Merger, and as a condition thereof, EEX will be merged into LSEPO (the "EEX/LSEPO Merger"), LSEPO will change its name to "Enserch Exploration, Inc." ("New EEX"), shares of EEX will automatically be converted into shares of New
EEX on a one-for-one basis in a tax-free transaction, and ENSERCH will distribute to its shareholders, on a pro rata basis, all of the shares of New EEX common stock it owns ("Distribution"). In the EEX/LSEPO Merger, ENSERCH will receive approximately 778,000 shares of New EEX for the value of LSEPO. The EEX/LSEPO Merger enables the Distribution to be tax-free to ENSERCH and its shareholders.

Results of Operations

    Revenues include reimbursement of expenses incurred on behalf of Encogen One Partners Ltd. ("Encogen One") and Encogen Four Partners, L.P.

    LSEPO had net income of $.9 million in 1996, compared with $1.4 million in 1995 and $.8 million in 1994. Operating income for 1996 was $1.5 million versus $2.2 million in 1995 and $1.4 million in 1994. LSEPO receives incentive fees based on the Buffalo and Bellingham plants' availability. In 1996, the Buffalo and Bellingham plants achieved 95.7% and 98.5% availability, respectively, which resulted in total incentive fees of $.9 million being earned. In 1995 and 1994, incentive fees of $1.1 million and $.7 million, respectively, were earned.

    Other income in 1996 and 1995 consists principally of interest received from Encogen One. During 1995, LSEPO incurred extraordinary reimbursable maintenance expenses for Encogen One, which deferred reimbursement of these expenses to LSEPO, as allowed under the terms of the operating and maintenance agreement. ENSERCH financed this temporary working capital requirement for LSEPO, and interest equal to the interest earned by LSEPO is payable to ENSERCH. Encogen One repaid the balance of deferred reimbursable expenses during 1996.

Liquidity and Financial Resources

    LSEPO has funded its activities through cash provided from operations and through advances from ENSERCH. ENSERCH advances cash to LSEPO to meet its working capital needs and LSEPO remits any excess cash to ENSERCH. Net cash provided by operating activities in 1996 totaled $5.0 million, compared with cash required of $2.4 million in 1995 and cash provided of $1.4 million in 1994. Accounts receivable at December 31, 1996 decreased by $3.8 million compared with the prior year end, largely as a result of lower receivables from Encogen One for reimbursable expenses.

   At December 31, 1996, LSEPO had total assets of $5.4 million and net assets of $4.0 million, including working capital of $3.9 million. Effective with the EEX/LSEPO Merger, ENSERCH will make a capital contribution to LSEPO, or LSEPO will make a distribution to ENSERCH, of such amount needed to cause LSEPO's working capital to be $3.5 million. Following the EEX/LSEPO Merger, ENSERCH will no longer fund LSEPO's operations.

                     LONE STAR ENERGY PLANT OPERATIONS, INC.

                       INDEPENDENT AUDITORS' REPORT



    We have audited the accompanying balance sheets of Lone Star Energy Plant Operations, Inc. (the "Company") as of December 31, 1996 and 1995, and the related statements of income and retained earnings and of cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.





DELOITTE & TOUCHE LLP



Dallas, Texas
March 25, 1997

                            LONE STAR ENERGY PLANT OPERATIONS, INC.

                           STATEMENTS OF INCOME AND RETAINED EARNINGS


                                                                Year Ended December 31,
                                                          -----------------------------------
                                                           1994           1995         1996
                                                          -------       -------       -------
                                                          (In thousands except per share data)
Revenues . . . . . . . . . . . . . . . . . . . . . . .    $12,726       $16,507       $11,400
                                                          -------       -------       -------
Costs and Expenses
   Operating expenses. . . . . . . . . . . . . . . . .      6,046         5,857         6,322
   Maintenance expenses. . . . . . . . . . . . . . . .      4,913         8,020         3,178
   Depreciation. . . . . . . . . . . . . . . . . . . .         12            14            19
   Payroll, ad valorem and other taxes . . . . . . . .        352           367           405
                                                          -------       -------       -------
        Total. . . . . . . . . . . . . . . . . . . . .     11,323        14,258         9,924

Operating Income . . . . . . . . . . . . . . . . . . .      1,403         2,249         1,476
Other Income . . . . . . . . . . . . . . . . . . . . .          -            97           200
Interest Expense . . . . . . . . . . . . . . . . . . .          -          (105)         (200)
                                                          -------       -------       -------
Income before Income Taxes . . . . . . . . . . . . . .      1,403         2,241         1,476
Income Taxes . . . . . . . . . . . . . . . . . . . . .        590           871           543
                                                          -------       -------       -------
Net Income . . . . . . . . . . . . . . . . . . . . . .        813         1,370           933
Retained Earnings, Beginning of Period . . . . . . . .        904         1,717         3,087
                                                          -------       -------       -------
Retained Earnings, End of Period . . . . . . . . . . .    $ 1,717       $ 3,087       $ 4,020
                                                          =======       =======       =======

Unaudited Pro Forma Information (Note 10)
   Net Income Per Share. . . . . . . . . . . . . . . .    $  1.05       $  1.76       $  1.20
                                                          =======       =======       =======
   Average Common Shares Outstanding . . . . . . . . .        778           778           778
                                                          =======       =======       =======

See Notes to Financial Statements.

                             LONE STAR ENERGY PLANT OPERATIONS, INC.

                                   STATEMENTS OF CASH FLOWS


                                                                   Year Ended December 31,
                                                             ---------------------------------
                                                               1994         1995         1996
                                                             ------       -------       ------
                                                                       (In thousands)
OPERATING ACTIVITIES
   Net income. . . . . . . . . . . . . . . . . . . . . .     $  813       $ 1,370       $  933
   Depreciation. . . . . . . . . . . . . . . . . . . . .         12            14           19
   Deferred income taxes (benefit) . . . . . . . . . . .         (2)            1          (16)
   Deferred receivable . . . . . . . . . . . . . . . . .          -        (1,887)       1,887
   Other . . . . . . . . . . . . . . . . . . . . . . . .        191          (225)           -
   Changes in current operating assets and liabilities:
      Accounts receivable. . . . . . . . . . . . . . . .         94        (4,035)       3,809
      Other current assets . . . . . . . . . . . . . . .        (31)          (24)         (19)
      Accounts payable . . . . . . . . . . . . . . . . .        353           913       (1,244)
      Deferred payable to ENSERCH. . . . . . . . . . . .          -         1,107       (1,107)
      Other current liabilities. . . . . . . . . . . . .        (16)          343          696
                                                             ------       -------       ------
        Net Cash Flows from (used for) Operating Activities   1,414        (2,423)       4,958
                                                             ------       -------       ------

INVESTING ACTIVITIES
   Additions of property, plant and equipment. . . . . .        (32)           (4)         (14)
                                                             ------       -------       ------

FINANCING ACTIVITIES
   Increase (decrease) in non-current portion of deferred
     payable to ENSERCH. . . . . . . . . . . . . . . . .          -         1,887       (1,887)
   Change in working capital advances payable to/receivable
     from ENSERCH. . . . . . . . . . . . . . . . . . . .     (1,463)          524       (3,058)
                                                             ------       -------       ------
        Net Cash Flows from (used for) Financing Activities  (1,463)        2,411       (4,945)
                                                             ------       -------       ------

Net Decrease in Cash . . . . . . . . . . . . . . . . . .        (81)          (16)          (1)
Cash at Beginning of Period. . . . . . . . . . . . . . .        116            35           19
                                                             ------       -------       ------

Cash at End of Period. . . . . . . . . . . . . . . . . .     $   35       $    19       $   18
                                                             ======       =======       ======

See Notes to Financial Statements.

                         LONE STAR ENERGY PLANT OPERATIONS, INC.

                                   BALANCE SHEETS


                                                                              December 31,
                                                                    ----------------------------
                                                                       1995              1996
                                                                    ---------         ----------
                                                                    (In thousands, except shares)
ASSETS

Current Assets
   Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    19            $   18
   Accounts receivable . . . . . . . . . . . . . . . . . . . . .       8,081             4,272
   Advances receivable from ENSERCH. . . . . . . . . . . . . . .           -               919
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .          66                85
                                                                     -------            ------
      Total current assets . . . . . . . . . . . . . . . . . . .       8,166             5,294
                                                                     -------            ------
Property, Plant and Equipment, net of accumulated depreciation of
   $38 and $57 . . . . . . . . . . . . . . . . . . . . . . . . .          75                70
                                                                     -------            ------
Other Assets
   Deferred receivable . . . . . . . . . . . . . . . . . . . . .       1,887                 -
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4                20
                                                                     -------            ------
      Total other assets . . . . . . . . . . . . . . . . . . . .       1,891                20
                                                                     -------            ------
        Total. . . . . . . . . . . . . . . . . . . . . . . . . .     $10,132            $5,384
                                                                     =======            ======

LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . .     $ 1,348            $  104
   Working capital advances payable to ENSERCH . . . . . . . . .       2,139                 -
   Current portion of deferred payable to ENSERCH. . . . . . . .       1,107                 -
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .         563             1,259
                                                                     -------            ------
      Total current liabilities. . . . . . . . . . . . . . . . .       5,157             1,363
                                                                     -------            ------
Other Liabilities
   Deferred payable to ENSERCH . . . . . . . . . . . . . . . . .       1,887                 -
                                                                     -------            ------
Commitments and Contingent Liabilities (Note 9)
Common Shareholder's Equity
   Common stock, $100 par value; authorized 1,000 shares, issued
     10 shares (Note 10) . . . . . . . . . . . . . . . . . . . .           1                 1
   Retained earnings . . . . . . . . . . . . . . . . . . . . . .       3,087             4,020
                                                                     -------            ------
      Common shareholder's equity. . . . . . . . . . . . . . . .       3,088             4,021
                                                                     -------            ------
        Total. . . . . . . . . . . . . . . . . . . . . . . . . .     $10,132            $5,384
                                                                     =======            ======

See Notes to Financial Statements.

                           LONE STAR ENERGY PLANT OPERATIONS, INC.

                                NOTES TO FINANCIAL STATEMENTS



1.   Organization and Business

     Lone Star Energy Plant Operations, Inc. ("LSEPO") is a wholly-owned subsidiary of Lone Star Energy Company ("LSEC"), a wholly-owned subsidiary of ENSERCH Corporation ("ENSERCH"). In connection with the pending merger of ENSERCH with TUC Holding Company (the "ENSERCH/TUC Merger"), ENSERCH will merge the operations of LSEPO and Enserch Exploration, Inc. ("EEX"), a company approximately 83% owned by ENSERCH. Immediately prior to the consummation of the ENSERCH/TUC Merger, and as a condition thereof, EEX will be merged into LSEPO (the "EEX/LSEPO Merger"), LSEPO will change its name to "Enserch Exploration, Inc." ("New EEX"), shares of EEX will automatically be converted into shares of New EEX on a one-for-one basis in a tax-free transaction, and ENSERCH will distribute to its shareholders, on a pro rata basis, all of the shares of New EEX common stock it owns ("Distribution"). In the EEX/LSEPO Merger, ENSERCH will receive approximately 778,000 shares of New EEX for the value of LSEPO. The EEX/LSEPO Merger enables the Distribution to be tax-free to ENSERCH and its shareholders.

     LSEPO has agreements to operate and maintain three cogeneration plants, which are located in Sweetwater, Texas, in Buffalo, New York, and in Bellingham, Washington. Each facility was developed by a subsidiary of ENSERCH. LSEPO has fixed-cost operating and maintenance agreements for providing labor and certain routine consumables at each plant, with each of the agreements containing escalation provisions tied to inflation. The agreements for the Buffalo and Bellingham plants also contain bonus or penalty provisions based upon plant availability.

     The Sweetwater plant produces 255 megawatts per hour of electricity at 345,000 volts. This electricity is sold to the local electric utility
(Texas Utilities Electric Company). The facility also produces sequentially up to 170 MMBtu's per hour of exhaust gas at 1,000 degrees fahrenheit which is sold to a gypsum board manufacturing facility for use in its drying process. The Sweetwater plant commenced commercial operation in June 1989. The initial term of LSEPO's agreement expires in June 2001.

    The Buffalo plant produces 62 megawatts per hour of electricity at 115,000 volts. This electricity is sold to the local electric utility (Niagara Mohawk Power Corporation). The facility also produces up to 110,000 pounds per hour of steam which is sold to a brass manufacturing facility for process use and space heating purposes. The Buffalo plant commenced commercial operation in May 1992. The initial term of LSEPO's agreement expires in March 2007.


    The Bellingham plant produces 160 megawatts per hour of electricity at 115,000 volts. This electricity is sold to the local electric utility (Puget Sound Power & Light Company). The facility also produces up to 130,000 pounds per hour of steam which is sold to a paper mill for process purposes. The Bellingham plant commenced commercial operation in July 1993. The initial term of LSEPO's agreement expires in June 2008.


2.  Basis of Presentation

    Each of the three agreements LSEPO currently has to operate and maintain cogeneration plants was initially entered into by LSEC and subsequently assigned to LSEPO. The financial statements of LSEPO include the results of the three operating and maintenance agreements for all years in a manner similar to a pooling-of-interests since these activities were under the common control of ENSERCH and LSEC prior to the assignment of these agreements to LSEPO.

                        LONE STAR ENERGY PLANT OPERATIONS, INC.

3.  Summary of Significant Accounting Policies

    All dollar amounts in the notes to financial statements are stated in thousands unless otherwise indicated. The preparation of financial statements requires the use of significant estimates and assumptions by management; actual results could differ from those estimates.

    Revenues include reimbursement of expenses incurred on behalf of Encogen One Partners Ltd. ("Encogen One") and Encogen Four Partners, L.P.

    Depreciation of property, plant and equipment is provided principally by the straight-line method over the estimated service lives of the related assets.

   During 1995, LSEPO incurred extraordinary reimbursable maintenance expenses for Encogen One, which deferred reimbursement of these expenses to LSEPO, as allowed under the terms of the operating and maintenance agreement. ENSERCH financed this temporary working capital requirement for LSEPO. Encogen One is charged interest at the prime rate plus one percent on the outstanding balance. The interest income is included in other income in the income statement. Interest equal to the interest earned by LSEPO is payable to ENSERCH and is included in interest expense in the income statement. Encogen One repaid the balance of deferred reimbursable expenses during 1996.


4.  Related Party Transactions

    In the ordinary course of business, LSEPO engages in various transactions with ENSERCH and its affiliates. LSEPO is charged for direct and indirect costs incurred by LSEC, ENSERCH and other affiliates that are associated with LSEPO's business and operations, including general and administrative costs incurred in the management of operations and in performing accounting, treasury, internal audit, income tax planning and compliance, legal, information systems, human resources and other functions. Charges are determined on a basis that reasonably reflects the actual costs of services performed for LSEPO and may include allocations based on such factors as the percentage of time spent on projects or services, the number of employees or net capital employed. LSEPO believes that the methods used are reasonable and that allocated costs approximate costs that would have been incurred if LSEPO had operated as an unaffiliated entity. Charges from LSEC, ENSERCH and other affiliates were $955, $817 and $1.1 million for 1994, 1995 and 1996, respectively.

    ENSERCH advances cash to LSEPO to meet its working capital needs and LSEPO remits any excess cash to ENSERCH. No interest is charged on these advances. Effective with the EEX/LSEPO Merger, ENSERCH will make a capital contribution to LSEPO, or LSEPO will make a distribution to ENSERCH, of such amount needed to cause LSEPO's working capital to be $3.5 million. Following the EEX/LSEPO Merger, ENSERCH will no longer fund LSEPO's operations.

   LSEPO has entered into agreements to operate and maintain three cogeneration plants. Until 1997, indirect wholly-owned subsidiaries of ENSERCH held 100% of the 1% general partner's interest in all three of the plants and a portion of the limited partners' interests in two of the plants. (See Notes 1 and 8.)
In connection with the pending ENSERCH/TUC Merger, ENSERCH has disposed, or will dispose, of a substantial portion of its indirect ownership interests in these cogeneration plants. Following the dispositions, ENSERCH will indirectly own 50% of the general partner's interest in Encogen Four
Partners, L.P. (the Buffalo plant) and 100% of the general partner's interest and 49% of the limited partners' interest in Encogen Northwest, L.P. (the Bellingham plant).

                        LONE STAR ENERGY PLANT OPERATIONS, INC.

    The buyer of ENSERCH's interest in Encogen One Partners Ltd. (the Sweetwater plant) has agreed not to cancel for convenience the operating and maintenance agreement with LSEPO prior to the expiration of the initial term of the agreement. The buyer of ENSERCH's interests in the Buffalo and Bellingham plants will agree to neither directly nor indirectly cause, or attempt to cause, the partnerships to cancel for convenience the operating and maintenance agreements with LSEPO for a period of two years.

    Pursuant to a contract entered into at closing of development, the ENSERCH affiliate that developed the Bellingham cogeneration project receives an annual operator surcharge fee of $4 million from Encogen Northwest, L.P.
LSEPO receives the payment and remits it to the ENSERCH affiliate.

    LSEPO and the ENSERCH affiliate holding the general partner's interest in the Bellingham plant share incentive fees (or penalties) resulting from the availability of that plant. LSEPO's share is approximately one third, and the ENSERCH affiliate's share is approximately two thirds. LSEPO collects the incentive fees, retains its share and remits the remainder to the ENSERCH affiliate. Incentive fees earned by LSEPO for the availability of the Bellingham plant were $.4 million, $.6 million and $.7 million in 1994, 1995 and 1996, respectively.


5.  Income Taxes

    LSEPO's operations are included in ENSERCH's consolidated federal income tax return. LSEPO makes tax payments to ENSERCH on the basis of a separate federal income tax return.

                                                              1994          1995         1996
                                                             ------       -------       ------
     Provision (Benefit) for Income Taxes:

     Current
       Federal . . . . . . . . . . . . . . . . . . . .       $  442       $   741       $  522
       State . . . . . . . . . . . . . . . . . . . . .          150           129           40
                                                             ------       -------       ------
          Total. . . . . . . . . . . . . . . . . . . .          592           870          562
       Deferred Federal. . . . . . . . . . . . . . . .           (2)            1          (19)
                                                             ------       -------       ------
          Total. . . . . . . . . . . . . . . . . . . .       $  590       $   871       $  543
                                                             ======       =======       ======

     Reconciliation of Income Taxes  Computed  at the
       Federal Statutory Rate to Provision for Income Taxes:

     Income before income taxes. . . . . . . . . . . .       $1,403       $ 2,241       $ 1,476
                                                             ------       -------       ------
     Income taxes computed at the federal statutory  rate
       of 35%. . . . . . . . . . . . . . . . . . . . .          491           784          517
     State taxes . . . . . . . . . . . . . . . . . . .           98            84           26
     Other - net . . . . . . . . . . . . . . . . . . .            1             3            -
                                                             ------       -------       ------
       Provision for income taxes. . . . . . . . . . .       $  590       $   871       $  543
                                                             ======       =======       ======

     At December 31, 1996 and 1995, LSEPO had a deferred tax asset of $20 and of $4, respectively, included in other assets, due to property-related differences in the financial accounting basis and income tax basis of LSEPO's assets.

                        LONE STAR ENERGY PLANT OPERATIONS, INC.

6.  Employee Benefit Plans

    Substantially all personnel associated with LSEPO are covered by an ENSERCH pension plan, and LSEPO receives an allocated portion of the plan expenses, which is included in the amounts disclosed in Note 4. Medical, dental and similar benefits are also provided under ENSERCH plans. In addition, ENSERCH provides a voluntary contributory investment plan to substantially all employees of LSEPO. Following the EEX/LSEPO Merger, LSEPO will provide its own employee benefit plans.


7.  Financial Instruments and Risk Management

    The fair value of financial instruments, consisting primarily of cash, accounts receivable and accounts payable, approximated carrying value at December 31, 1996 and 1995.


8.  Major Customers

    LSEPO derives all of its revenues from three limited partnerships, in each of which an ENSERCH affiliate held the general partner's interest (see Notes 1 and 4).

    The percentage of LSEPO's total revenues, excluding reimbursement of expenses, from each of its three major customers is summarized below:

                                                           1994         1995         1996
                                                           ----         ----         ----
     Encogen One Partners Ltd. (Sweetwater plant)           28%          25%          26%
     Encogen Four Partners, L.P. (Buffalo plant)            36%          35%          34%
     Encogen Northwest, L.P. (Bellingham plant)             36%          40%          40%


9.  Commitments and Contingent Liabilities

    In the ordinary course of business, LSEPO is involved in certain legal proceedings. In the opinion of management, LSEPO will incur no liability from pending claims or suits that is considered material for financial reporting purposes.


10.  Pro Forma Shares Outstanding (Unaudited)

    In the EEX/LSEPO Merger, each outstanding share of EEX Common Stock will be converted into one share of New EEX Common Stock and the outstanding shares of LSEPO will be converted into a number of shares of New EEX Common Stock determined by dividing $7.0 million by the average of the closing sales prices of EEX Common Stock on the 15 trading days preceding the fifth trading day prior to the effective time of the EEX/LSEPO Merger. A market price of EEX shares of $9.00 was assumed to determine the pro forma converted shares outstanding and to compute pro forma earnings per share.