Form 10-Q
period 1997-03-31
LONE STAR ENERGY PLANT OPERATIONS INC
filed 1997-05-15
CIK 1023060

                                    UNITED STATES
                         SECURITIES AND EXCAHNGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997 OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
       ______________TO_______________


Commission File No. 1-12108


                      LONE STAR ENERGY PLANT OPERATIONS, INC.
             (Exact name of registrant as specified in its charter)

                     Texas                                     75-2421863
         (State or other jurisdiction of                   (I.R.S. Employer
          Incorporation or organization)                   Identification No.)

          1817 Wood Street, Dallas, Texas                             75201
          (Address of principal executive offices)                 (Zip Code)

                                        214-573-3915
                   (Registrant's telephone number, including Area Code)



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   X         No
                           -----         -----



      Number of shares of Common Stock of Registrant outstanding as of May 12, 1997: 10.

                                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                       LONE STAR ENERGY PLANT OPERATIONS, INC.
                       CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)


                                                                                Three Months Ended March 31,
                                                                               ------------------------------
                                                                                 1997                  1996
                                                                               -------               --------
                                                                                    (In thousands except
                                                                                      per share data)
Revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 2,603               $ 2,359
                                                                               -------               -------
Costs and Expenses
   Operating expenses . . . . . . . . . . . . . . . . . . . . . . . .            1,605                 1,512
   Maintenance expenses . . . . . . . . . . . . . . . . . . . . . . .              666                   534
   Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . .                4                     3
   Payroll, ad valorem and other taxes. . . . . . . . . . . . . . . .              116                    95
                                                                               -------               -------
       Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,391                 2,144
                                                                               -------               -------
Operating Income. . . . . . . . . . . . . . . . . . . . . . . . . . .              212                   215
Other Income (Expense). . . . . . . . . . . . . . . . . . . . . . . .               (4)                   90
Interest Expense. . . . . . . . . . . . . . . . . . . . . . . . . . .                -                   (90)
                                                                               -------               -------
Income before Income Taxes. . . . . . . . . . . . . . . . . . . . . .              208                   215
Income Taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .               73                    94
                                                                               -------               -------
Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              135                   121
Retained Earnings, Beginning of Period. . . . . . . . . . . . . . . .            4,020                 3,087
                                                                               -------               -------
Retained Earnings, End of Period. . . . . . . . . . . . . . . . . . .          $ 4,155               $ 3,208
                                                                               =======               =======
Pro Forma Information
   Net Income Per Share . . . . . . . . . . . . . . . . . . . . . . .         $    .17              $    .16
                                                                               =======               =======
   Average Common Shares Outstanding. . . . . . . . . . . . . . . . .              778                   778
                                                                               =======               =======

See accompanying Notes.

                                             LONE STAR ENERGY PLANT OPERATIONS, INC.
                                         CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                Three Months Ended March 31,
                                                                               -----------------------------
                                                                                 1997                  1996
                                                                               -------              --------
                                                                                      (In thousands)
OPERATING ACTIVITIES
   Net income . . . . . . . . . . . . . . . . . . . . . . . . .                $   135               $   121
   Depreciation . . . . . . . . . . . . . . . . . . . . . . . .                      4                     3
   Deferred receivable. . . . . . . . . . . . . . . . . . . . .                                       (1,710)
   Changes in current operating assets and liabilities:
      Accounts receivable . . . . . . . . . . . . . . . . . . .                    799                 2,239
      Other current assets. . . . . . . . . . . . . . . . . . .                    (23)                  (61)
      Accounts payable. . . . . . . . . . . . . . . . . . . . .                    113                (1,230)
      Deferred payable to ENSERCH . . . . . . . . . . . . . . .                      -                  (515)
      Other current liabilities . . . . . . . . . . . . . . . .                   (401)                  191
                                                                                ------                ------
         Net Cash Flows from (used for) Operating Activities. .                    627                  (962)
                                                                                ------                ------
INVESTING ACTIVITIES. . . . . . . . . . . . . . . . . . . . . .
                                                                                ------                ------
FINANCING ACTIVITIES
   Increase in non-current portion of deferred
     payable to ENSERCH . . . . . . . . . . . . . . . . . . . .                                        1,710
   Increase in working capital advances receivable
      from ENSERCH. . . . . . . . . . . . . . . . . . . . . . .                   (534)                 (749)
                                                                                ------                ------
         Net Cash Flows from (used for) Financing Activities. .                   (534)                  961
                                                                                ------                ------
Net Increase (Decrease) in Cash . . . . . . . . . . . . . . . .                     93                    (1)
Cash at Beginning of Period . . . . . . . . . . . . . . . . . .                     18                    19
                                                                                ------                ------
Cash at End of Period . . . . . . . . . . . . . . . . . . . . .                $   111               $    18
                                                                                ======                ======

See accompanying Notes.

                                    LONE STAR ENERGY PLANT OPERATIONS, INC.
                                           CONDENSED BALANCE SHEETS
                                          (March 31, 1997 Unaudited)


                                                                               March 31,          December 31,
                                                                                  1997                1996
                                                                               --------            ----------
                                                                                (In thousands, except shares)
ASSETS

Current Assets
   Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   111               $    18
   Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . .        3,473                 4,272
   Advances receivable from ENSERCH . . . . . . . . . . . . . . . . . . .        1,453                   919
   Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          108                    85
                                                                               -------               -------
      Total current assets. . . . . . . . . . . . . . . . . . . . . . . .        5,145                 5,294
                                                                               -------               -------
Property, Plant and Equipment, net of accumulated depreciation of
   $61 and $57. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           66                    70
                                                                               -------               -------
Other Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           20                    20
                                                                               -------               -------
         Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 5,231               $ 5,384
                                                                               =======               =======

LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   217               $   104
   Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          858                 1,259
                                                                               -------               -------
      Total current liabilities . . . . . . . . . . . . . . . . . . . . .        1,075                 1,363
                                                                               -------               -------
Common Shareholder's Equity
   Common stock, $100 par value; authorized 1,000 shares,
     issued 10 shares . . . . . . . . . . . . . . . . . . . . . . . . . .            1                     1
   Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . .        4,155                 4,020
                                                                               -------               -------
      Common shareholder's equity . . . . . . . . . . . . . . . . . . . .        4,156                 4,021
                                                                               -------               -------
         Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 5,231               $ 5,384
                                                                               =======               =======

See accompanying Notes.

                          LONE STAR ENERGY PLANT OPERATIONS, INC.
                         NOTES TO CONDENSED FINANCIAL STATEMENTS


1. Lone Star Energy Plant Operations, Inc. ("LSEPO") was established as a wholly-owned subsidiary of Lone Star Energy Company ("LSEC"), a wholly-owned subsidiary of ENSERCH Corporation ("ENSERCH"). On
     April 23, 1997, LSEC merged with ENSERCH, and LSEPO thus became a directly-owned subsidiary of ENSERCH. In connection with the pending merger of ENSERCH with TUC Holding Company (the "ENSERCH/TUC Merger"), ENSERCH plans to merge the operations of LSEPO and Enserch Exploration, Inc. ("EEX"), a company approximately 83% owned by ENSERCH. Immediately prior to the consummation of the ENSERCH/TUC Merger, and as a condition thereof, EEX will be merged into LSEPO
     (the "EEX/LSEPO Merger"), LSEPO will change its name to "Enserch Exploration, Inc." ("New EEX"), shares of EEX will automatically be converted into shares of New EEX on a one-for-one basis in a tax-free transaction, and ENSERCH will distribute to its shareholders, on a pro rata basis, all of the shares of New EEX common stock it owns ("Distribution"). In the EEX/LSEPO Merger, ENSERCH will receive approximately 778,000 shares of New EEX for the value of LSEPO.

     The ENSERCH/TUC Merger is subject to certain conditions which include the approval by the Securities and Exchange Commission (SEC) and receipt by ENSERCH of a favorable tax ruling from the Internal Revenue Service (IRS) to the effect that its distribution of EEX stock will be a tax-free transaction. ENSERCH received this IRS ruling in February 1997. ENSERCH has stated that it recently became aware of an inadvertent misstatement of fact it believes is immaterial in its filing with the IRS and has received an opinion from outside counsel that it will still be able to rely on the ruling. ENSERCH and TUC have stated that while they do not believe the additional facts would change the IRS's ruling, the situation is being reviewed by the parties and further communication with the IRS may ensue. All other approvals have been received, except for approval by the SEC under the Public Utility Holding Company Act of 1935 where the approval process is proceeding.

2. In the EEX/LSEPO Merger, each outstanding share of EEX Common Stock will be converted into one share of New EEX Common Stock and the outstanding shares of LSEPO will be converted into a number of shares of New EEX Common Stock determined by dividing $7.0 million by the average of the closing sales prices of EEX Common Stock on the 15 trading days preceding the fifth trading day prior to the effective time of the EEX/LSEPO Merger. A market price of EEX shares of $9.00 was assumed to determine the pro forma converted shares outstanding and to compute pro forma earnings per share.

3. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods included herein have been made.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     In connection with the pending merger of ENSERCH Corporation ("ENSERCH") with TUC Holding Company (the "ENSERCH/TUC Merger"), ENSERCH plans to merge the operations of Lone Star Energy Plant Operations, Inc. ("LSEPO") and Enserch Exploration, Inc. ("EEX"), a company approximately 83% owned by ENSERCH. Immediately prior to the consummation of the ENSERCH/TUC Merger, and as a condition thereof, EEX will be merged into LSEPO (the "EEX/LSEPO Merger"), LSEPO will change its name to "Enserch Exploration, Inc."
("New EEX"), shares of EEX will automatically be converted into shares of New EEX on a one-for-one basis in a tax-free transaction, and ENSERCH will distribute to its shareholders, on a pro rata basis, all of the shares of New EEX common stock it owns ("Distribution"). In the EEX/LSEPO Merger, ENSERCH will receive approximately 778,000 shares of New EEX for the value of LSEPO.

The ENSERCH/TUC merger is subject to certain conditions which include the approval by the Securities and Exchange Commission (SEC) and receipt by ENSERCH of a favorable tax ruling from the Internal Revenue Service (IRS) to the effect that its distribution of EEX stock will be a tax-free transaction. ENSERCH received this IRS ruling in February 1997. ENSERCH has stated that it recently became aware of an inadvertent misstatement of fact it believes is immaterial in its filing with the IRS and has received an opinion from outside counsel that it will still be able to rely on the ruling. ENSERCH and TUC have stated that while they do not believe the additional facts would change the IRS's ruling, the situation is being reviewed by the parties and further communication with the IRS may ensue. All other approvals have been received, except for approval by the SEC under the Public Utility Holding Company Act of 1935 where the approval process is proceeding.

Results of Operations

     Revenues include reimbursement of expenses incurred on behalf of Encogen One Partners Ltd. ("Encogen One") and Encogen Four Partners, L.P.

     LSEPO had net income of $.1 million for the three months ended March 31, 1997 and for the same period in 1996. Operating income for the first quarter of 1997 was $.2 million, the same as for the first quarter of 1996.

     Other income in the first quarter of 1996 consisted of interest received from Encogen One. In 1995, LSEPO incurred extraordinary reimbursable maintenance expenses for Encogen One, which deferred reimbursement of these expenses to LSEPO, as allowed under the terms of the operating and maintenance agreement. ENSERCH financed this temporary working capital requirement for LSEPO, and interest equal to the interest earned by LSEPO was paid to ENSERCH. Encogen One repaid the balance of deferred reimbursable expenses during 1996.

Liquidity and Financial Resources

    LSEPO has funded its activities through cash provided from operations and through advances from ENSERCH. ENSERCH advances cash to LSEPO to meet its working capital needs and LSEPO remits any excess cash to ENSERCH. Net cash provided by operating activities in the first three months of 1997 totaled $.6 million, compared with cash required of $1.0 million for the same period in 1996.

     At March 31, 1997, LSEPO had total assets of $5.2 million and net assets of $4.2 million, including working capital of $4.1 million. Effective with the EEX/LSEPO Merger, ENSERCH will make a capital contribution to LSEPO, or LSEPO will make a distribution to ENSERCH, of such amount needed to cause LSEPO's working capital to be $3.5 million. Following the EEX/LSEPO Merger, ENSERCH will no longer fund LSEPO's operations.

                         PART II.  OTHER INFORMATION




       Item 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibits

                None

            (b) Reports on Form 8-K

                No reports were filed on Form 8-K for the three months ended March 31, 1997.

                              SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersiged thereunto duly authorized.


                                    LONE STAR ENERGY PLANT OPERATIONS, INC.
                                                 (Registrant)



Date:  May 12, 1997                 By      /s/ P. J. Banczak
                                        ------------------------------------
                                                P. J. Banczak,
                                                Vice President


Date:  May 12, 1997                 By     /s/ J.W. Pinkerton
                                        -----------------------------------
                                               J. W. Pinkerton,
                                         Vice President and Controller