Form 10-Q
period 1997-06-30
LONE STAR ENERGY PLANT OPERATIONS INC
filed 1997-08-11
CIK 1023060

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended June 30, 1997

     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period from             to
                                  -----------    -----------

                   Commission File No. 1-12108


                    ENSERCH EXPLORATION, INC.
        (formerly Lone Star Energy Plant Operations, Inc.)
      (Exact name of Registrant as specified in its charter)

                              Texas
  (State or other jurisdiction of incorporation or organization)

                            75-2421863
               (I.R.S. Employer Identification No.)

6688 North Central Expressway, Suite 1000, Dallas, Texas 75206-3922
        (Address of principal executive office) (Zip Code)

                          (214)692-4300
       (Registrant's telephone number, including Area Code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X    No
                            -----    -----

     Number of shares of Common Stock of Registrant outstanding as of August 8, 1997: 126,919,427


                 PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements




                    ENSERCH EXPLORATION, INC.
   CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

                                     Three Months Ended  Six Months Ended
                                          June 30            June 30
                                     ------------------  ----------------

                                        1997   1996       1997     1996
                                      ------- -------    ------- --------
                                   (In thousands except per share amounts)
Revenues
 Natural gas                         $46,313  $57,015  $ 103,651 $110,399
 Oil and condensate                   24,292   24,445     49,364   43,731
 Natural gas liquids                   1,092    2,101      2,791    3,644
 Cogeneration operations               2,872    2,925      5,475    5,284
 Other                                   688      483        783      883
                                      ------ --------    ------- --------
   Total                              75,257   86,969    162,064  163,941
                                      ------ --------    ------- --------
Costs and Expenses
 Production and operating             12,425   18,134     25,050   36,928
 Exploration                             984    3,308      3,758    6,168
 Depreciation and amortization        28,887   35,207     55,838   68,032
 Write down of oil and
     gas properties                                      385,200
 Unusual charges                       2,183               2,183
 Cogeneration operations               2,767    2,820      5,158    4,964
 General, administrative and other     7,083    8,261     14,471   16,512
 Taxes, other than income              4,342    4,805      8,954   10,973
                                      ------ --------    ------- --------
   Total                              58,671   72,535    500,612  143,577
                                      ------ --------    ------- --------
Operating Income (Loss)               16,586   14,434   (338,548)  20,364
Other Income (Expense) - Net             (50)      27        (76)     116
Interest Income                           34                  86
Interest and Other Financing Costs    (7,158)  (6,288)   (13,085) (12,029)
                                      ------ --------    ------- --------
Income (Loss) Before Income Taxes      9,412    8,173   (351,623)   8,451
Income Taxes (Benefit)                 3,368    2,839   (123,072)   2,912
                                      ------ --------    ------- --------
Net Income (Loss)                    $ 6,044  $ 5,334  $(228,551)$  5,539
                                      ====== ========    ======= ========
Net Income (Loss) Per Share          $   .05  $   .04  $   (1.80)$    .04
                                      ====== ========    ======= ========

Weighted  Average Shares
     Outstanding                     126,723  126,559    126,666  126,540
                                     ======= ========    ======= ========


See accompanying Notes.



                    ENSERCH EXPLORATION, Inc.
   CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)


                                                     Six Months Ended
                                                          June 30
                                                  -----------------------
                                                    1997           1996
                                                  --------       --------
                                                      (In Thousands)
OPERATING ACTIVITIES
 Net income (loss)                              $(228,551)      $  5,539
 Write down of oil and gas properties             385,200
 Depreciation and amortization                     55,846         68,039
 Deferred income tax expense (benefit)           (124,949)         4,576
 Other                                             (1,277)        (7,637)
 Changes in current operating
     assets and liabilities
  Accounts receivable                              30,588         (7,319)
  Other current assets                             11,218            404
  Accounts payable                                (24,440)       (12,198)
  Other current liabilities                           457          1,064
                                                ---------      ---------
  Net cash flows from operating activities        104,092         52,468
                                                ---------      ---------

INVESTING ACTIVITIES
 Additions to property, plant and equipment       (85,721)      (107,227)
 Proceeds from disposition of property,
     plant and equipment                            2,212         13,738
 Changes in property, plant and
     equipment accruals                           (10,868)           397
                                                ---------      ---------
    Net cash flows used in
     investing  activities                        (94,377)       (93,092)
                                                ---------      ---------

FINANCING ACTIVITIES
 Borrowings under bank revolving
     credit agreement                              40,000        115,000
   Repayment of  borrowings  under
      bank revolving credit agreement             (65,000)       (53,000)
 Borrowings under short term
     financing agreement                           81,400
 Repayments under short term
     financing agreement                          (76,400)
  Change in temporary advances with
     affiliated companies                          15,764        (24,162)
 Change in deferred payable to
     affiliated company                                           (1,434)
 Change in advances under
     leasing arrangements                            (697)         6,703
 Payments of capital lease obligations             (2,551)        (2,249)
 Issuance of common stock                               2             74
                                                ---------      ---------
  Net cash flows from (used in)
     financing activities                          (7,482)        40,932
                                                ---------      ---------
Net Increase in Cash                                2,233            308
Cash at Beginning of Period                         1,358          1,565
                                                ---------      ---------
Cash at End of Period                           $   3,591      $   1,873
                                                =========      =========


See accompanying Notes.



                    ENSERCH EXPLORATION, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                    (June 30, 1997 Unaudited)

                                                   June 30     December 31
                                                    1997          1996
                                                  --------     -----------
                                                      (In thousands)
ASSETS
Current Assets
 Cash                                          $    3,591      $    1,358
 Accounts receivable - trade                       46,624          65,926
 Accounts receivable - affiliated companies         5,263          16,549
 Temporary advances - affiliated companies            453          13,410
 Other                                              7,048          18,266
                                                 --------       ---------
    Total current assets                           62,979         115,509
                                                 --------       ---------

Property, Plant and Equipment (at cost)
 Oil and gas properties (full cost method)      2,497,768       2,806,536
 Other                                             23,231          22,084
                                               ----------      ----------
    Total                                       2,520,999       2,828,620
   Less accumulated depreciation
     and amortization                           1,131,818       1,081,902
                                               ----------      ----------
    Net property, plant and equipment           1,389,181       1,746,718
                                               ----------      ----------
Other Assets                                       15,459          14,654
                                               ----------      ----------
    Total                                      $1,467,619      $1,876,881
                                               ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Accounts payable - trade                      $   64,642      $   91,026
 Accounts payable - affiliated companies                            8,924
 Temporary advances - affiliated companies          2,807
 Short term borrowings                              5,000
 Advances under leasing arrangements                4,760           5,457
 Current portion of capital lease obligations       9,608           3,250
 Other                                             12,300          11,843
                                               ----------      ----------
    Total current liabilities                      99,117         120,500
                                               ----------      ----------
Bank Revolving Credit Agreement                    90,000         115,000
                                               ----------      ----------
Capital Lease Obligations                         232,826         241,735
                                               ----------      ----------
Deferred Income Taxes                             148,852         273,801
                                               ----------      ----------
Other Liabilities                                  27,531          28,249
                                               ----------      ----------
Company-Obligated Mandatorily Redeemable
 Preferred Securities of Subsidiary               150,000         150,000
                                               ----------      ----------
Common Shareholders' Equity
 Common stock (200,000 shares authorized;
  126,920 and 126,736 shares outstanding)         126,920         126,736
 Paid in capital                                  821,229         819,475
 Accumulated earnings (deficit)                  (226,259)          2,292
 Unamortized restricted stock compensation         (2,385)           (677)
 Treasury stock                                      (212)           (230)
                                               ----------      ----------
    Common shareholders' equity                   719,293         947,596
                                               ----------      ----------
    Total                                      $1,467,619      $1,876,881
                                               ==========      ==========

See accompanying Notes.


                    ENSERCH EXPLORATION, INC.
      Notes to Condensed Consolidated Financial Statements

1. BASIS OF PRESENTATION - On August 5, 1997, the previously announced merger of ENSERCH Corporation ("ENSERCH") and Texas Utilities Company and the related merger of EEX and Lone Star Energy Plant Operations, Inc. ("LSEPO") were completed. Under the terms of the EEX/LSEPO merger, LSEPO changed its name to "Enserch Exploration, Inc." ("New EEX"), shares of EEX were automatically converted into shares of New EEX on a one-for-one basis in a tax-free transaction, New EEX issued 691,631 shares of common stock to ENSERCH in exchange for outstanding LSEPO common stock and ENSERCH distributed to its shareholders, on a pro rata basis, all of the shares of New EEX common stock it owned. In addition, the
   merger  fixed  LSEPO's working capital at $3.5  million.    For
   financial reporting purposes, the EEX/LSEPO merger will be treated as a combination of entities under common control. Accordingly, the operations and assets and liabilities of EEX and LSEPO have been recorded at their historical amounts in the accompanying Condensed Statements of Consolidated Operations and Cash Flows for the three months and six months ended June 30, 1997 and 1996 and the Condensed Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996. The number of common shares outstanding has been increased to reflect the 691,631 additional shares issued in the merger and the June 30, 1997 pro forma adjustment of LSEPO's working capital to $3.5 million is reflected in the accompanying Condensed Consolidated Balance Sheets.

2. EEX is conducting a review and evaluation of the commercial feasibility of its non-producing oil and gas properties. On August 4, 1997, the Company announced, based upon a preliminary evaluation, that it expects a material downward revision of its oil and natural gas reserves, primarily in its behind pipe and proved undeveloped reserves in East Texas and its proved undeveloped reserves in the deep-water Gulf of Mexico. While additional analysis is required and is currently in progress, it is anticipated at this time that the amount of the downward revision of its proved non-producing reserves will fall within a
   range  of  500  to  700  billion cubic  feet  equivalent.   EEX
   anticipates  that  this  evaluation and the  determination   of
   both the extent of the revision and the  financial  impact   on
   the  Company  will be completed by the end of the third quarter.

3. At March 31, 1997, the unamortized capitalized costs of  U.
   S. oil and gas properties exceeded the SEC-prescribed cost center ceiling by approximately $250 million. Accordingly, a write down of oil and gas properties of $250 million after-tax ($385 million pre-tax) was recorded in March 1997.

4. Unusual charges related to the relocation and restructuring of the Company recorded in the second quarter 1997 include employee severance of $1.6 million, professional services of $.3 million and office and employee relocation of $.3 million.

5. Earnings per share applicable to common stock are based on the weighted average number of common shares outstanding during the period, including common equivalent shares when dilutive.

6. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods included herein have been made. Certain items in prior periods have been reclassified to be consistent with the current presentation.

INDEPENDENT ACCOUNTANTS' REPORT


Enserch Exploration, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Enserch Exploration, Inc. and subsidiaries (the "Company") as of June 30, 1997, and the related condensed statements of consolidated operations for the three months and six months ended June 30, 1997 and 1996, and the condensed statements of consolidated cash flows for the six months ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based   on   our  review,  we  are  not  aware  of  any  material
modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of December 31, 1996, and the related statements of consolidated operations, cash flows and owners' equity for the year then ended (not presented herein); and in our report dated February 10, 1997 (March 7, 1997 as to the third paragraph of
Note 4), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 2, the Company announced on August 4, 1997, that it expects a material downward revision of its oil and natural gas reserves.



DELOITTE & TOUCHE LLP

Dallas, Texas
August 8, 1997

Item 2.         Management's Discussion and Analysis of
             Financial Condition and Results of Operations


OVERVIEW

On August 5, 1997, the previously announced merger of ENSERCH and Texas Utilities Company and the related merger of EEX and Lone Star Energy Plant Operations, Inc. ("LSEPO") were completed. Under the terms of the EEX/LSEPO merger, LSEPO changed its name to "Enserch Exploration, Inc." ("New EEX"), shares of EEX were automatically converted into shares of New EEX on a one-for-one basis in a tax-free transaction, New EEX issued 691,631 shares of common stock to ENSERCH in exchange for outstanding LSEPO common stock and ENSERCH distributed to its shareholders, on a pro rata basis, all of the shares of New EEX common stock it owned. In addition, the merger fixed LSEPO's working capital at $3.5 million. For financial reporting purposes, the EEX/LSEPO merger will be treated as a combination of entities under common control. Accordingly, the operations and assets and liabilities of EEX and LSEPO have been recorded at their historical amounts in the accompanying financial statements. The number of common shares outstanding has been increased to reflect the 691,631 additional shares issued in the merger and the June 30, 1997 pro forma adjustment of LSEPO's working capital to $3.5 million is reflected in the accompanying Condensed Consolidated Balance Sheets.

RESULTS OF OPERATIONS

Enserch Exploration, Inc. (EEX) reported second quarter 1997 net income of $6 million ($.05 per share), 13% higher than the same period in 1996. Second quarter 1997 operating income was $17 million, compared to $14 million in 1996. For the first six months of 1997, EEX had a net loss of $229 million ($1.80 per share), including the impact of a first quarter $250 million (after-tax) ($385 million pre-tax) write down of oil and gas properties under the full cost method of accounting. Excluding the write-down, net income for the first six months of 1997 was $22 million ($.17 per share), compared with $5.5 million ($.04 per share) for 1996; operating income was $47 million in 1997, compared to $20 million in 1996.

Results of operations for 1997 and 1996 were impacted by the following unusual items:

  A $2.2 million (before tax) ($1.4 million after-tax) unusual charge in the second quarter 1997 related to the reorganization and restructuring of operations and the relocation of corporate headquarters to Houston, Texas. EEX anticipates completing the reorganization and restructuring plan and recording a significant charge against earnings in the third quarter 1997.

  A first quarter 1997 write down of oil and gas properties of $250 million (after-tax) ($385 million pre-tax). The write down resulted in a 19% reduction in the 1997 amortization rate.

  The Rocky Mountain area properties were sold in late 1996.
  Revenues, costs and expenses and production volumes attributable to these properties for the periods ended June 30, 1996 were:

                                  Second Quarter  Six Months
                                    (Dollars in millions)
    Revenues
      Natural gas                      $4.1          $9.5
      Oil and condensate               $1.6          $2.9
      Natural gas liquids              $0.6          $1.0

    Costs and Expenses
      Production & operating           $1.7          $3.1
      Depreciation & amortization      $4.5          $8.8
      Taxes other than income          $0.3          $0.9

    Production Volumes
      Natural gas (MMcf)              3,211         6,551
      Oil and condensate (MBbls)         79           159
      Natural gas liquids (MBbls)        74           121

  The Cooper Project equipment and facilities were refinanced and the associated operating sublease was capitalized in December 1996. The pro forma impact of this transaction on results of operations for the three months and six months ended June 30, 1996 was to decrease production and operating costs $4.1 million and $8.3 million, increase depreciation and amortization expense $1.4 million and $4.1 million and increase interest and other financing costs $2.4 million and $4.8 million, respectively.

In the following comparisons of results of operations, both 1997 and 1996 historical amounts have been adjusted to exclude the unusual and non-recurring transactions described above. In addition, amortization for 1996 has been recalculated on a pro forma basis assuming that the 1997 write down of oil and gas properties and the refinancing of the Cooper facilities in late 1996 occurred on January 1, 1996.

QUARTERS ENDED JUNE 30, 1997 AND 1996 - Revenues for 1997 were $75 million, a $5.5 million (7%) decrease from 1996, reflecting a $6.6 million (12%) decrease in natural gas revenues resulting from lower second quarter 1997 prices ($4.3 million) and production ($2.3 million). The average natural gas sales price per thousand cubic feet (Mcf) was $2.13 in 1997 compared with $2.33 in 1996. Natural gas production for 1997 was 21.7 billion cubic feet (Bcf), down from 22.7 Bcf in 1996, primarily due to reduced output from a non-operated offshore property resulting from water encroachment and from an operated offshore property which was shut-in pending repairs. The reduction in natural gas revenues was partially offset by a $1.1 million (4%) increase in oil and other revenues, primarily the result of higher crude oil production. The average crude oil sales price per barrel was $18.95 in 1997 compared with $18.87 in 1996. Crude oil production increased 6% in 1997 to 1,282 thousand barrels (MBbls), due principally to the continued development of the Cooper Project and new wells in other areas. Overall, oil and gas production in the 1997 second quarter was reduced somewhat because the Cooper facility was shut-in for approximately three weeks to allow for maintenance, repair and completion activities.

Operating expenses were down 6% in the second quarter of 1997 compared to 1996, the result of lower exploration and general and administrative expenses. Lower exploration expenses were due to the refocusing of the exploration programs during the first six months of 1997. Exploration expenses during the remainder of the year are expected to increase somewhat over current levels. General and administrative expenses for 1997 were $7.1 million, 14% less than 1996 due to ongoing restructuring and cost reduction initiatives. Taxes, other than income were $4.3 million, down 3% from 1996 primarily due to lower revenues. Depreciation and amortization was $29 million in 1997, unchanged from the prior year calculated on the pro forma basis described above.

Interest and other financing costs for 1997 were $7.2 million, a $1.5 million (18%) reduction from 1996, including the pro forma Cooper Project adjustment described above. The decrease in 1997 is due to the reduction in debt from proceeds of Rocky Mountain properties sold in late 1996 and slightly lower interest rates.


SIX MONTHS ENDED JUNE 30, 1997 AND 1996 - Revenues for 1997 were $162 million, a $12 million (8%) increase from 1996, reflecting a $2.8 million (3%) increase in natural gas revenues, and an $8.7 million (18%) improvement in oil and other revenues. Improved revenues were the result of higher average natural gas and crude oil prices and higher crude oil production, offset by lower natural gas production. The average natural gas sales price per Mcf was $2.46 in 1997 compared with $2.27 in 1996. Natural gas production for 1997 was 42.2 Bcf, down from 44.4 Bcf in 1996 for the reasons cited above. Higher oil revenues in 1997 reflect a 10% improvement in both the average sales price and sales volumes. Crude oil production was 2.4 MMBbls in 1997 compared to 2.2 MMBbls in 1996 due primarily to the continued development of the Cooper Project. Overall, oil and gas production in the first six months of 1997 was reduced somewhat because the Cooper facility was shut-in for approximately five weeks to allow for maintenance, repair and completion activities.

Operating expenses were down 5% in 1997 compared to 1996. Exploration expenses were down $2.4 million due to the refocusing of the exploration programs described above. General and administrative expenses were $14 million, 12% less than 1996 due to ongoing restructuring and cost reduction initiatives. Taxes, other than income were $9 million, down 11% from 1996 primarily due to lower ad valorem tax accruals. Depreciation and amortization was $56 million in 1997, the same as 1996 calculated on the pro forma basis described above.


Interest and other financing costs for 1997 were $13 million, a $4 million (22%) reduction from 1996, including the pro forma Cooper Project adjustment described above. The decrease in  1997
is due to the reduction in debt from proceeds of Rocky Mountain properties sold in late 1996 and slightly lower interest rates.


HEDGING ACTIVITIES

A portion of the risk associated with fluctuations in the price of natural oil and gas is managed through the use of hedging techniques such as oil and gas swaps, collars and futures agreements. EEX fixed the price on second quarter 1997 production volumes of 12 Bcf of natural gas (54% of production) at an average price of $2.37 per Mcf and 546 MBbls of oil (43% of production) at an average price of $21.45 per Bbl. For the first six months of 1997, EEX fixed the price on 28 Bcf of natural gas (66% of production) at an average price of $2.78 per Mcf and 93l MBbls of oil (38% of production) at an average price of $22 per Bbl. In total oil and gas price hedging activities increased second quarter 1997 revenues by $2.1 million, but decreased second quarter 1996 revenues by $2 million. For the first six months of 1997, oil and gas hedging activities increased revenues by $1.6 million, but decreased revenues for the first six months of 1996 by $7.7 million. At June 30, 1997, EEX had outstanding swaps, collars and futures agreements that were entered into as hedges extending through March 31, 1998, to exchange payments on 15 Bcf of natural gas and 1,378 MBbls of oil. At June 30, 1997, there were $.4 million of net unrealized and unrecognized hedging gains based on the difference between the strike price and the New York Mercantile Exchange futures price for the applicable trading month. In addition, there were $.2 million of realized gains on hedging activities which were deferred and will be applied as an increase in revenues in the third quarter of 1997 in the applicable month of physical sale of production.


CAPITALIZED COSTS

At June 30, 1997, the Securities and Exchange Commission (SEC) prescribed cost center ceiling limitation exceeded EEX's unamortized capitalized costs of U. S. oil and gas properties. However, oil and gas prices are subject to seasonal and other fluctuations. A substantial decline in prices from June 30, 1997 levels or other factors, without mitigating circumstances, could cause a future write down of capitalized costs and a non-cash charge against income. On August 4, 1997 EEX announced it expects a material downward revision of its oil and gas reserves and a non-cash charge against income in the third quarter 1997. See RECENT EVENTS below and Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.

At March 31, 1997, EEX's unamortized capitalized costs of U. S. oil and gas properties exceeded the cost center ceiling limitation by approximately $250 million. Accordingly, a non-cash write down of oil and gas properties of $250 million after-tax ($385 million pre-tax) was recorded in the first quarter 1997. The write down had no impact on cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

EEX generated sufficient cash flows from operations to fund its capital requirements and reduce financings by $23 million. Net cash flows from operating activities were $104 million, an increase of $52 million over 1996 largely due to higher commodity prices during the first quarter of 1997 and changes in current operating assets and liabilities. Net cash flows used for investing activities in 1997 were $94 million, unchanged from 1996.

EEX intends to utilize substantially all of its internally generated cash flows for growth of the business and expects to have ample cash flow from operations and the continuous monetization of non-core assets to fund its business plans. Borrowings under EEX's credit facilities may be used to supplement temporary cash flow needs. EEX does not anticipate paying cash dividends in the foreseeable future.


Capital Structure

Debt, including preferred securities of a subsidiary, represented 40% of total capitalization of $1.2 billion at June 30, 1997, compared to 35% of total capitalization of $1.5 billion at December 31, 1996. The reduction in total capitalization and the corresponding increase in debt as a percentage of total capitalization was due primarily to the reduction in shareholders' equity from the first quarter 1997 non-cash write down of oil and gas properties, partially offset by earnings and reduced bank borrowings.


RECENT EVENTS

RESERVE REVISION

The ENSERCH/TUC Merger and EEX/LSEPO Merger and related EEX spin-off were completed on August 5, 1997. In anticipation of the spin-off and to position the Company as a competitive, fully-independent oil and gas company, new EEX management initiated restructuring programs in 1997 to improve cash flow from existing core area properties through operating efficiencies and cost reductions and geared the investment program towards a stable reserve and production growth at significantly lower
finding  and  development  costs.   As  part  of  these  ongoing
restructuring programs, EEX, working with its outside reserve engineers, DeGolyer & MacNaughton, is conducting a review and evaluation of the commercial feasibility of its non-producing
oil   and  gas  properties.  On  August  4,  1997,  the  Company announced, based upon a preliminary evaluation, that it expects a material downward revision of its proved oil and natural gas reserves, primarily in its behind pipe and proved undeveloped reserves in East Texas and its proved undeveloped reserves in the deep-water Gulf of Mexico. While additional analysis is required and is currently in progress, it is anticipated at this time that the amount of the downward revision of its proved non-producing reserves will fall within a range of 500 to 700 billion cubic feet equivalent.

This downward reserve reduction will not affect the Company's current cash flow. Also, because the revision is expected to only impact behind pipe and undeveloped reserves, the value impact will be offset to an extent by the elimination of the capital costs associated with these reserves and thus is not expected to be proportionate to the reserve revision. EEX anticipates that this evaluation and the determination of both the extent of the revision and the financial impact on the Company will be completed by the end of the third quarter.


OFFSHORE EXPLORATION JOINT VENTURE

On July 1, 1997 EEX announced agreement with  Enterprise Oil Plc
("Enterprise") to participate in an exploration venture to evaluate EEX's portfolio of offshore blocks in the deep water of the Gulf of Mexico.

The agreement, covering approximately 78 blocks primarily in the areas of Garden Banks, Green Canyon and Mississippi Canyon, is subject to government approvals and certain pre-emption rights on some of the blocks. Excluded from the agreement are reserves at Green Canyon 254 (Allegheny Project) and reserves and production facilities at Mississippi Canyon and Garden Banks 388 (Cooper Project).

Under  the  agreement, approved by the Boards of  each  company,
Enterprise will pay $65 million, which will be used to fund EEX's exploration drilling costs and in return receive an immediate assignment of 50% of EEX's deepwater portfolio.  A further $35 million to be funded by Enterprise  is contingent on drilling successes and the announcement of at least two commercial developments. Enterprise will immediately become a full partner in the relevant Joint Operating Agreements.

The companies intend to conduct a 10 to 12 well drilling program over the next two and one-half years utilizing two rigs capable of drilling in 3,300 feet of water. The rigs are under long-term contract to EEX at below market day rates. The first well has been spudded on the Llano prospect in Garden Banks 386.



                       ENSERCH EXPLORATION, INC.
    SUMMARY OF OPERATING DATA FOR OIL & GAS PRODUCING ACTIVITIES (UNAUDITED)

                                     Three Months Ended    Six Months Ended
                                          June 30              June 30
                                    -------------------    -----------------

                                        1997    1996         1997    1996
                                       ------  ------       ------  ------

Operating Income (Loss)
     (in millions) (a)                 $ 16.5 $  14.3      $(338.9) $ 20.0
                                      ======= =======      =======  ======
Revenues (in millions)
 Natural gas                           $ 46.3 $  57.0      $ 103.7  $110.4
 Oil and condensate                      24.3    24.4         49.4    43.7
 Natural gas liquids                      1.1     2.1          2.8     3.7
 Other                                     .7      .5           .7      .9
                                      -------  ------      -------  ------
   Total                               $ 72.4 $  84.0      $ 156.6  $158.7
                                      =======  ======      =======  ======
Sales Volumes
 Natural gas (MMcf)                    21,725  25,939       42,151  50,910
 Oil and condensate (MBbls)             1,282   1,292        2,429   2,374
 Natural gas liquids (MBbls)               90     197          186     363
   Total volumes (MMcfe) (b)           29,957  34,873       57,841  67,332

Average Sales Price
 Natural gas (per Mcf)                 $ 2.13 $  2.20      $  2.46  $ 2.17
 Oil and condensate (per Bbl)           18.95   18.92        20.32   18.42
 Natural gas liquids (per Bbl)          12.13   10.66        15.01   10.04
  Total product revenue(per Mcfe)(b)     2.39    2.40         2.69    2.34

Cost and Expenses (per Mcfe) (b)
 Production and operating (c)          $  .41 $   .52      $   .43   $ .55
 Exploration                              .03     .09          .06     .09
 Depreciation and amortization            .96    1.01          .97    1.01
 General, administration and other        .24     .24          .25     .25
 Taxes, other than income                 .14     .14          .15     .16

Net Wells
 Drilled                                   13      36           29      54
 Productive                                13      25           24      42


(a) Six  months ended June 30, 1997 includes a write down of oil and gas  properties of $250 million after-tax ($385 million pre-tax)
    recorded in March 1997.
(b) Oil   and  natural  gas  liquids  have  been  converted  to  Mcf equivalents (Mcfe) on the basis of one barrel equals 6.0 Mcfe.
(c) Excludes related production, severance and ad valorem taxes.


                   PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

       (a)       Exhibits

           EXHIBIT (15) - Letter of Deloitte & Touche LLP dated
                          August 8, 1997, regarding unaudited
                          interim financial statements


       (b)       Reports on Form 8-K

           Current Report on Form 8-K dated May 30, 1997. (News Release dated March 30, 1997: ENSERCH filed supplemental request with IRS to confirm reliability of prior IRS ruling regarding tax free status of distribution of EEX stock.)

                           SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ENSERCH EXPLORATION, INC.
                                         (Registrant)


Dated August 8, 1997           By       /s/R. S. Langdon
                                  -------------------------------
                                  R. S. Langdon
                                  Executive Vice President,
                                  Finance and Administration,
                                  and Chief Financial Officer


Dated August 8, 1997           By      /s/R.  E.Schmitz
                                  -------------------------------
                                  R. E. Schmitz
                                  Vice President
                                  and Controller