Form 10-Q
period 1997-09-30
ENSERCH EXPLORATION INC /TX/
filed 1997-11-13
CIK 1023060

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT  UNDER  SECTION  13  OR  15  (d)  OF   THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended September 30, 1997

     OR

[ ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15 (d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period from             to
                                  -----------    -----------

                   Commission File No. 1-12905


                    ENSERCH EXPLORATION, INC.
     (Exact name of Registrant as specified in its charter)

                              Texas
 (State or other jurisdiction of incorporation or organization)

                           75-2421863
              (I.R.S. Employer Identification No.)

      2500 CityWest Blvd., Suite 1400, Houston, Texas 77042
       (Address of principal executive office) (Zip Code)

                         (713) 243-3100
      (Registrant's telephone number, including Area Code)

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

      Number of shares of Common Stock of Registrant outstanding as of November 10, 1997: 126,911,927


                 PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements




                    ENSERCH EXPLORATION, INC.
   CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

                                     Three Months Ended    Nine Months Ended
                                        September 30         September 30
                                     --------------------------------------
                                        1997    1996        1997    1996
                                        ---------------    ------- --------
                                             (Restated)           (Restated)
                                             ----------           ---------
                                      (In thousands except per share amounts)
Revenues
 Natural gas                        $  51,175 $ 51,373  $154,826  $161,772
 Oil and condensate                    21,866   26,852    71,230    70,583
 Natural gas liquids                    2,177    2,800     4,968     6,444
 Cogeneration operations                2,912    2,771     8,387     8,055
 Other                                    100      743       883     1,626
                                    ---------- -------    ------- --------
   Total                               78,230   84,539   240,294   248,480
                                    ---------- -------    ------- --------
Costs and Expenses
 Production and operating              12,267   18,412    37,317    55,340
 Exploration                           25,192   28,481    65,213    68,335
 Depreciation and amortization         38,604   43,299   112,353   121,028
 Impairment of producing oil
     and gas  properties              210,202            210,202
 Loss (gain) on sales of property,
    plant & equipment                   1,635  (21,777)    1,635   (24,383)
 Unusual charges                       24,229             26,412
 Cogeneration operations                2,584    2,589     7,742     7,553
 General, administrative and other      7,710    7,487    22,181    23,999
 Taxes, other than income               4,670    5,245    13,624    16,218
                                    ---------- --------  -------- --------
   Total                              327,093   83,736   496,679   268,090
                                    ---------- --------  -------- --------
Operating Income (Loss)              (248,863)     803  (256,385)  (19,610)
Other Income (Expense) - Net              (79)     (42)     (150)       42
Interest Income                           383                469
Interest and Other Financing Costs     (8,804)  (6,918)  (25,502)  (21,015)
                                    ---------- --------  -------- ---------
Loss Before Income Taxes             (257,363)  (6,157) (281,568)  (40,583)
Income Taxes (Benefit)                (75,828)  (2,214)  (84,303)  (14,309)
Minority Interest                         (73)               (73)
                                    ---------- --------  -------- ---------

Net  Loss                           $(181,608) $(3,943)$(197,338) $(26,274)
                                    ========== ======== ========= =========
Net  Loss  Per  Share               $   (1.44) $ (0.03) $  (1.56) $  (0.21)
                                    ========== ======== ========= =========

Weighted Average Shares Outstanding   126,666  126,571    126,666  126,565
                                    =========  ======== ========= =========


See accompanying Notes.




                    ENSERCH EXPLORATION, Inc.
   CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)


                                                     Nine Months Ended
                                                       September 30
                                               ---------------------------
                                                     1997         1996
                                                   --------    ----------
                                                               (Restated)
                                                               ----------
                                                     (In Thousands)
OPERATING ACTIVITIES
 Net income (loss)                              $(197,338)    $ (26,274)
 Impairment of producing oil and gas properties   210,202
 Impairment of undeveloped leasehold               40,866        25,500
 Dry hole cost                                      7,409        18,834
 Depreciation and amortization                    112,353       121,028
 Deferred income tax expense (benefit)            (79,172)      (12,861)
 Other                                             23,709       (10,464)
 Changes in current operating
     assets and liabilities
  Accounts receivable                              17,068        16,509
  Other current assets                             (2,477)           64
  Accounts payable                                 17,915       (17,951)
  Other current liabilities                           355         3,672
                                                ---------     ---------
  Net cash flows from operating activities        150,890       118,057
                                                ---------     ---------

INVESTING ACTIVITIES
 Additions to property, plant and equipment      (128,522)     (150,512)
 Retirements of property, plant and equipment      53,237        82,136
 Changes in property, plant
     and equipment accruals                        (3,386)         (554)
                                                ---------     ---------
    Net cash flows used in
     investing activities                         (78,671)      (68,930)
                                                ---------     ---------

FINANCING ACTIVITIES
 Borrowings under bank revolving
     credit agreement                              60,000       125,000
 Repayment of borrowings under bank
     revolving credit agreement                  (140,000)     (155,000)
 Borrowings under short term
     financing agreement                          130,900
 Repayments under short term
     financing agreement                         (127,900)
 Repayment of Company-Obligated
     Mandatorily Redeemable Preferred
       Securities of Subsidiary                  (150,000)
 Issuance of Minority Interests in
     Preferred Securities of Subsidiaries         150,000
  Change in temporary advances with
     affiliated companies                          13,328       (19,957)
 Change in deferred payable to
     affiliated company                                          (1,887)
 Change in advances under leasing arrangements     (5,457)        5,930
 Payments of capital lease obligations             (2,899)       (3,413)
 Issuance of common stock                               2           120
                                                ---------     ---------
  Net cash flows used in financing activities     (72,026)      (49,207)
                                                ---------     ---------
Net Increase in Cash                                  193           (80)
Cash at Beginning of Period                         1,358         1,565
                                                ---------     ---------
Cash at End of Period                           $   1,551     $   1,485
                                                =========     =========


See accompanying Notes.



                    ENSERCH EXPLORATION, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                                                 September 30   December 31
                                                     1997           1996
                                                 ------------   -----------
                                                                 (Restated)
                                                                -----------
                                                      (In thousands)
ASSETS
Current Assets
 Cash                                          $      1,551     $    1,358
 Accounts receivable - trade                         65,407         65,926
 Accounts receivable - affiliated companies                         16,549
 Temporary advances - affiliated companies                          13,328
 Other                                               20,743         18,266
                                               ------------     ----------
    Total current assets                             87,701        115,427
                                               ------------     ----------
Property, Plant and Equipment (at cost)
   Oil and gas properties
     (successful  efforts  method)                1,969,135      1,984,341
 Other                                               18,617         22,084
                                              -------------      ---------
    Total                                         1,987,752      2,006,425
 Less accumulated depreciation
     and amortization                             1,221,234        941,052
                                             --------------      ---------
    Net property, plant and equipment               766,518      1,065,373
                                             --------------      ---------
Deferred Income Tax Benefit                          30,961
                                             --------------      ---------
Other Assets                                         10,098         14,654
                                             --------------       --------
    Total                                      $    895,278     $1,195,454
                                             ==============     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Accounts payable - trade                      $    112,611     $   91,026
 Accounts payable - affiliated companies                             8,924
 Short term borrowings                                3,000
 Advances under leasing arrangements                                 5,457
 Current portion of capital lease obligations         8,392          3,250
 Other                                               12,198         11,843
                                              -------------      ---------
    Total current liabilities                       136,201        120,500
                                              -------------      ---------
Bank Revolving Credit Agreement                      35,000        115,000
                                              -------------      ---------
Capital Lease Obligations                           233,694        241,735
                                              -------------      ---------
Deferred Income Taxes                                               35,330
                                              -------------      ---------
Other Liabilities                                    47,031         42,483
                                              -------------      ---------
Company-Obligated Mandatorily Redeemable
 Preferred Securities of Subsidiary                                150,000
                                              -------------      ---------
Minority Interests in Preferred
     Securities of Subsidiaries                    150,000
                                              ------------      ----------
Common Shareholders' Equity
 Common stock (400,000 shares authorized;
  126,920 and 126,736 shares outstanding)            1,269         126,736
 Paid in capital                                   569,173         442,246
 Accumulated deficit                              (275,007)        (77,669)
 Unamortized restricted stock compensation          (1,550)           (677)
 Treasury stock (57 and 25 shares)                    (533)           (230)
                                             -------------       ---------
    Common shareholders' equity                    293,352         490,406
                                             -------------       ---------
    Total                                     $    895,278      $1,195,454
                                             =============       =========


See accompanying Notes.


                    ENSERCH EXPLORATION, INC.
      Notes to Condensed Consolidated Financial Statements

1. BASIS OF PRESENTATION - On August 5, 1997, the merger of ENSERCH Corporation ("ENSERCH") and Texas Utilities Company and the related merger of Enserch Exploration, Inc. ("Old EEX") and Lone Star Energy Plant Operations, Inc. ("LSEPO") were completed. In the EEX/LSEPO merger, LSEPO changed its name to "Enserch Exploration, Inc." ("EEX"), shares of Old EEX were automatically converted into shares of New EEX on a one-for-one basis in a tax-free transaction, New EEX issued 691,631 shares of common stock to ENSERCH in exchange for outstanding LSEPO common stock and ENSERCH distributed to its shareholders, on a pro rata basis, all of the shares of New EEX common stock it owned. In addition, the
  merger  fixed  LSEPO's working capital at $3.5  million.    For
  financial reporting purposes, the EEX/LSEPO merger was treated as a combination of entities under common control. Accordingly, the operations and assets and liabilities of EEX and LSEPO have been recorded at their historical amounts in the accompanying Condensed Statements of Consolidated Operations and Cash Flows for the three months and nine months ended September 30, 1997 and 1996 and the Condensed Consolidated Balance Sheets as of September 30, 1997 and December 31, 1996. The number of common shares outstanding for all periods has been increased to reflect the 691,631 additional shares issued in the merger. The Restated Articles of Incorporation of EEX authorized 400 million shares of common stock with a par value of $.01. This change has been reflected in the accompanying condensed consolidated financial statements.

2.In  the  third quarter 1997, EEX adopted the successful efforts method of accounting for its oil and gas operations and prior period financial statements have been restated. Under the successful efforts method of accounting, lease acquisition costs are capitalized when incurred. Significant unproved properties are reviewed periodically on a property-by-property basis to determine if there has been an impairment in value, with such impairment charged to expense. All other unproved properties are aggregated and a portion of the costs estimated to be non-productive, based on historical experience, is amortized over the average life of the leases. Geological and geophysical costs and the costs of carrying and retaining undeveloped properties are expensed as incurred. Exploratory drilling costs are initially capitalized but charged to current expense if the well is commercially unsuccessful.

  Leasehold costs of producing properties are depleted using the unit of production method based on estimated proved oil and gas reserves quantified on the basis of their equivalent energy content. Amortization of drilling and equipment costs is based on the unit of production method using estimated proved developed oil and gas reserves quantified on the basis of their equivalent energy content. Depreciation of other property, plant and equipment is provided principally by the straight line method over the estimated service lives of the related assets. The current undiscounted cost of estimated future site restoration, dismantlement and abandonment, net of salvage, is included in the cost of productive oil and gas properties and a corresponding liability recorded. The recorded cost is amortized on the unit of production method. Actual costs incurred for these activities are charged to the recorded liability.

  The effect of the adoption of the successful efforts method of accounting on net income (loss) for the quarters ended
  September 30, 1997 and 1996 is as follows (in thousands, except per share amounts):

                                              1997      1996
                                          ---------------------
                                           Increase (Decrease)
     Net (loss)                          $ (173,331) $  (6,135)
                                         =========== =========
     Net (loss) per share                $    (1.37) $   (0.05)
                                         =========== =========

 The  effect  on previously reported net  income (loss)  for  the
 first  two  quarters  of  1997  and  1996  is  as  follows   (in
 thousands, except per share amounts):

                                                  Three Months Ended
                                                ===========================
                                                  June 30        March 31
                                                ==========      ===========
  1997
  Net  income (loss) as previously reported   $     6,044      $  (234,595)
  Adjustment  for  effect  of  change  to
      successful  efforts                         (19,573)         232,392
                                               ----------      -----------
     Net (loss) as adjusted                   $   (13,529)     $    (2,201)
                                              ===========       ==========
  Per share amounts:
  Net  income (loss) as previously reported   $       .05      $     (1.85)
  Adjustment  for  effect  of  change  to
      successful  efforts                            (.16)            1.83
                                               ----------       -----------
     Net (loss) as adjusted                   $      (.11)    $       (.02)
                                              ===========        ==========
  1996
  Net income as previously reported           $     5,334     $        205
  Adjustment  for  effect  of  change  to
      successful  efforts                         (18,473)          (9,398)
                                              -----------        ----------
     Net (loss) as adjusted                   $   (13,139)    $     (9,192)
                                              ===========        ==========
  Per share amounts:
  Net income as previously reported           $      .04      $        .00
  Adjustment  for  effect  of  change  to
      successful  efforts                           (.14)             (.07)
                                              ----------       ------------

     Net (loss) as adjusted                   $     (.10)       $     (.07)
                                              ===========         ==========


The effect on retained earnings (deficit) and paid in capital is as follows (in thousands):

                                                      Retained
                                                      Earnings    Paid In
                                                     (Deficit)    Capital
                                                     ---------   -----------
  Balance at December 31, 1996,
    as previously reported                         $    2,292  $  819,393
  Adjustment for cumulative effect for
     restatement to successful efforts
       accounting for the following periods:
       Through December 31, 1994                                 (377,147)
       Two years ended December 31, 1996              (79,961)
                                                   ----------  ----------
  Balance  at December 31, 1996, as restated          (77,669) $  442,246
                                                               ==========
  Restated net (loss) for quarters ended
     March 31 and June 30, 1997                       (15,730)
                                                     ----------
  Balance at beginning of quarter
    ended September 30, 1997, as restated             (93,399)
  Net (loss) for quarter ended September 30, 1997    (181,608)
                                                     ----------
  Balance September 30, 1997                       $ (275,007)
                                                    ==========

3. Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", (SFAS 121) provides for the recognition of losses when events or changes in circumstances indicate that the carrying value of long-lived assets may not be realized. When there is evidence that the cost of such assets may not be realized based upon periodic evaluation, SFAS 121 requires the carrying values of long-lived assets be written down to fair values. The Company estimates fair values using the present value of expected future cash flows for each significant oil and gas field.

  Early  in  1997,  EEX  began  a  review  and  evaluation  of  the
  commercial  feasibility  of  its  non-producing   oil  and  gas
  reserves.   The Company has announced, based upon a preliminary
  evaluation, that it expects a material downward revision of its oil and natural gas reserves, primarily in its behind pipe and proved undeveloped reserves in East Texas and its proved
  undeveloped  reserves in the deep-water Gulf of Mexico.   While
  additional analysis is required and is currently in progress, EEX management believes that the study progressed sufficiently during the third quarter of 1997 that the amount of the year-end 1997 downward revision could be reasonably estimated to approximate 670 billion cubic feet of gas equivalent.

  As a result of the estimated downward revision of reserves, the Company reexamined the carrying value of its properties as a part of the overall process. In order to determine whether its assets had been impaired, EEX grouped its producing properties by fields, which it believes is the lowest level for which cash flows are reasonably and separately identifiable, and determined that anticipated future cash flows based on the revised reserve estimations and development plans were insufficient to recover the carrying value of certain fields. Accordingly, the carrying value of such fields were reduced to fair value, and EEX recorded a $137 million after-tax, ($210 million pre-tax) charge for impairment at the end of the third quarter 1997.

4. The deferred tax effect of the difference in financial accounting basis and the income tax basis of EEX's assets and liabilities at September 30, 1997, and December 31, 1996, were as follows:

                                             September  30,  December 31,
                                                 1997            1996
                                              ------------- ------------
                                                   (In thousands)
 Deferred tax assets (liabilities):
  Property, plant and equipment             $   50,896     $   (44,399)
  Losses of controlled foreign corporations      8,044           8,079
  All other                                      3,018           2,088
                                            ----------      ----------
   Total                                        61,958         (34,232)
   Valuation allowance                         (30,000)
                                              ----------    ----------

 Net deferred tax asset (liability)         $   31,958      $  (34,232)
                                              ==========    ==========

 Current amount                             $      997      $    1,098
 Non-current amount                             30,961         (35,330)
                                              ----------    ----------

   Total                                   $    31,958      $  (34,232)
                                              ==========    ==========

 The  Company   established a $30 million valuation allowance  to
  reduce the calculated deferred tax asset to net realizable value in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109). Although the Company has incurred net taxable losses for book purposes in recent years, management believes it is more likely than not that the Company will generate taxable income sufficient to realize a portion of the tax benefits associated with assets which have a tax basis in excess of net cost recorded under the successful efforts method of accounting used for financial reporting purposes. Such assets are primarily represented by seismic costs capitalized for tax purposes but expensed under successful efforts accounting and assets impaired under the
  provisions  of  SFAS  121  for  which  no  tax  deduction   was
  immediately available. This belief is based primarily on available tax planning strategies which include anticipated sales of assets with fair market values in excess of book and tax cost bases within the next year. While management is optimistic that future earnings will be significantly enhanced as a result of its ongoing restructuring program, the anticipated earnings benefit which could be realized from further realization of the additional tax basis in selected assets has not been recognized in the valuation of the Company's deferred tax asset.

5.    On September 29, 1997, EEX concluded a transaction in which
  all   of   the  outstanding  mandatorily  redeemable  preferred
  securities of a subsidiary were redeemed at the stated value of $150 million. The redemption was funded by a private sale of new issues of preferred stock of EEX Capital, Inc. (EEXC), wholly owned by EEX, and Preferred Interests of MIStS Issuer L.L.C. (Issuer), whose common equity interests are wholly owned by EEXC. On October 27, 1997, EEXC sold an additional $75 million of preferred stock and used the proceeds to satisfy a $75 million demand note with Issuer. Issuer used the proceeds from the demand note to redeem all the preferred interests sold by Issuer on September 29, 1997. The dividend rate for EEXC's new securities is based on LIBOR (reset quarterly) plus a spread beginning at 3.0% for the period ending December 31, 1997, and increasing by 1.0% quarterly through December 31, 1998. The new securities are redeemable, in whole or in part, at the option of EEXC on the quarterly dividend payment dates. Interest payable on a $150 million demand note from EEX to EEXC will fund the dividends.

6. In early 1997, EEX management committed to restructure the Company and undertook a program to refocus the scope of its future operations and reduce the number of personnel. Costs and expenses associated with this program include unusual charges
  incurred   in  connection  with  restructuring  and  relocating
  administrative functions as well as terminating a number of employees. In the third quarter 1997, as an integral part of its restructure plan, EEX relocated its Corporate headquarters to Houston, Texas, committed to the severance of approximately 375 Dallas-based employees and authorized the closure of its Dallas, Texas administrative offices by year-end 1998. Accordingly, EEX accrued $19 million for severance of employees not relocating to Houston under the benefits outlined in its severance program and $1.6 million for cancellation of office leases during the quarter. Amounts paid and charged against these accruals during the quarter were employee severance of $5.8 million (72 employees) and lease cancellation costs of $.4 million. Other amounts associated with these changes which are expected to benefit future operations are expensed as incurred; during the
  third  quarter they  included  professional services  of   $1.3
  million and office  and  employee
  relocation of $1 million. Also during the third quarter 1997, non oil and gas assets were written down $2.3 million to net
  realizable   value.   Second  quarter  1997  charges   included
  employee    severance   of   $1.6   million   (45   employees),
  professional services of $.3 million and office and employee relocation of $.3 million.

7. EEX has filed suit in the 11th District Court of Harris County, Texas alleging, among other claims, anticipatory breach of a drilling rig contract which provides EEX with daily rig
  rates  substantially less than current market  rates.   EEX  is
  seeking a declaratory judgment that the contract includes a three year Option Term. Unfavorable settlement of this matter could materially impact future offshore deep water drilling costs.

8. Earnings per share applicable to common stock are based on the weighted average number of common shares outstanding during the period, including common equivalent shares when dilutive.

9. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods included herein have been made. Certain items in prior periods have been reclassified to be consistent with the current presentation.

Item 2.         Management's Discussion and Analysis of
             Financial Condition and Results of Operations

OVERVIEW

On August 5, 1997, the merger of ENSERCH and Texas Utilities Company and the related merger of Enserch Exploration, Inc.
("EEX") and Lone Star Energy Plant Operations, Inc. ("LSEPO") were completed. Under the terms of the EEX/LSEPO merger, LSEPO changed its name to "Enserch Exploration, Inc." ("New EEX"), shares of EEX were automatically converted into shares of New EEX on a one-for-one basis in a tax-free transaction, New EEX issued 691,631 shares of common stock to ENSERCH in exchange for outstanding LSEPO common stock and ENSERCH distributed to its shareholders, on a pro rata basis, all shares of New EEX common stock it owned. In addition, the merger fixed LSEPO's working capital at $3.5 million. For financial reporting purposes, the EEX/LSEPO merger was treated as a combination of entities under common control. Accordingly, the operations and assets and liabilities of EEX and LSEPO have been recorded at their historical amounts in the accompanying financial statements. The number of common shares outstanding has been increased to reflect the 691,631 additional shares issued in the merger and the adjustment of LSEPO's working capital to $3.5 million is reflected in the accompanying Condensed Consolidated Balance Sheets.


RESULTS OF OPERATIONS

EEX changed from the full cost method to the successful efforts method to account for its oil and gas operations in the third quarter of 1997 and all prior period financial statements have been restated. See Note 2 of Notes to Condensed Consolidated Financial Statements for additional information. The following discussions of operating results are based on those restated amounts.

EEX reported a third quarter 1997 net loss of $182 million ($1.44 per share), versus a net loss of $3.9 million ($.03 per share) in 1996. The third quarter 1997 operating loss was $249 million, compared to operating income of $1 million for 1996. For the first nine months of 1997, EEX had a net loss of $197 million ($1.56 per share) compared to a net loss of $26 million ($.21 per share) for 1996.

Results  of  operations for the third quarter  and  year-to-date
1997 were impacted by the following unusual items:

     A third quarter $137 million after-tax ($210 million pre-tax) charge for impairment of producing oil and gas properties required by Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This impairment will reduce future depreciation and amortization expense.

    An unusual charge, primarily severance, of $16 million after-tax ($24 million pre-tax) for the third quarter and $17 million after-tax ($26 million pre-tax) year-to-date related to the reorganization and restructuring of operations and the relocation of corporate headquarters to Houston, Texas.

In  the  following  comparisons of results of  operations,  1997
results  have  been  adjusted  to  exclude  the  unusual   items
described above.


QUARTERS ENDED SEPTEMBER 30, 1997 AND 1996 - Revenues for 1997 were $78 million, $6 million (7%) lower than 1996. Natural gas revenues, unchanged from 1996, were impacted by a 16% increase in average prices, offset by a 14% decrease in production due to sales of the Rocky Mountain properties in late 1996. The average natural gas sales price per thousand cubic feet (Mcf) was $2.32 in 1997 compared with $2.01 in 1996. Natural gas production for 1997 was 22 billion cubic feet (Bcf), compared with 25.6 Bcf in 1996. Oil revenues decreased $5 million (19%) due to sales of the Rocky Mountain properties in late 1996 and a decrease in the average crude oil sales price per barrel to $17.88 in 1997 from $19.86 in 1996. Crude oil production was 1,223 thousand barrels (MBbls),compared with 1,352 MBbls in 1996.

Costs and expenses, excluding loss (gain) on sales of property, plant and equipment, were down 14% in the third quarter of 1997 compared to 1996. Production and operating expenses decreased 33% from 1996 as a result of properties sold in late 1996 and capitalization of the Cooper Project operating lease in December 1996. Exploration expenses decreased 12% due primarily to a change in focus to offshore and international and the curtailment of the onshore exploration program during the first nine months of 1997. Exploration expenses are expected to be at lower levels in the future due to reduction of exploration staff levels, major curtailment of onshore exploration and reduction of exposure to deep water Gulf of Mexico dry hole cost resulting from the offshore exploration joint venture (See Offshore Exploration Joint Venture). Taxes, other than income decreased 11% from 1996 primarily due to the 1996 property sales. Properties sold in the third quarter of 1997 resulted in a loss of $1.6 million compared to a gain of $22 million for third quarter 1996. EEX is divesting non-core properties and anticipates closing several major sales in the fourth quarter of 1997.

Interest and other financing costs for 1997 were $8.8 million, a $.5 million (6%) reduction from 1996 after an adjustment of $2.4 million for the impact of capitalization of the Cooper Project operating lease. The decrease in 1997 is due primarily to the reduction in debt from proceeds from property sales.


NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 - Revenues for 1997 were $240 million, $8 million (3%) decreased from 1996. Natural gas revenues decreased $7 million (4%), resulting from a 16% decrease in production volumes partially offset by a 14% increase in the average sales price. The average natural gas sales price per Mcf was $2.41 in 1997 compared with $2.11 in 1996. Natural gas production for 1997 was 64.2 Bcf, down from
76.5 Bcf in

1996 due primarily to the aforementioned property sales.  Higher oil revenues in 1997 reflect a 3% improvement in the average sales price to $19.50 per barrel in 1997 from $18.94 in 1996, offset by a 2% decline in production volumes. Crude oil production was 3,652 MBbls in 1997 compared to 3,726 MBbls in 1996. Overall, oil and gas  production  in the first nine months of  1997  was  reduced somewhat  because  the Cooper facility was shut-in  for  several
weeks   to   allow   for  maintenance,  repair  and   completion
activities.

Costs and expenses, excluding loss (gain) on sales of property, plant and equipment, were down 12% in 1997 compared to 1996. Production and operating expenses decreased 33% from 1996 for the reasons described above. Exploration expenses were down 5% due to the refocusing of the exploration programs described above and are expected to be at lower levels in the future. General and administrative expenses were $22 million, 8% less than 1996 due to restructuring and ongoing cost reduction initiatives. Taxes, other than income were $14 million, down 16% from 1996 primarily due to lower ad valorem tax accruals and 1996 property sales. Property sales in the first nine months of 1997 resulted in a loss of $1.6 million compared to a gain of $24 million for 1996.

Interest and other financing costs for 1997 were $26 million, a $3 million (10%) reduction from 1996 after an adjustment of $7.2 million for the impact of capitalization of the Cooper Project operating lease. The decrease in 1997 is due to the reduction in debt from proceeds from property sales.


HEDGING ACTIVITIES

A portion of the risk associated with fluctuations in the price of oil and natural gas is managed through the use of hedging techniques such as oil and gas swaps, collars and futures agreements. EEX fixed the price on third quarter 1997 production volumes of 19 Bcf of natural gas (82% of production) at an average price of $2.33 per Mcf and 828 MBbls of oil (68% of production) at an average price of $20.38 per Bbl. For the first nine months of 1997, EEX fixed the price on 48 Bcf of natural gas (71% of production) at an average price of $2.60 per Mcf and 1,759 MBbls of oil (48% of production) at an average price of $21.24 per Bbl. In total oil and gas price hedging activities decreased third quarter 1997 revenues by $.8 million, compared to a decrease of $3.3 million for the third quarter of 1996. For the first nine months of 1997, oil and gas hedging activities increased revenues by $.8 million,  but  decreased revenues for the first nine  months  of
1996 by $11
million. At September 30, 1997, EEX had outstanding swaps, collars and futures agreements that were entered into as hedges extending through December 31, 1998, to exchange payments on 39 Bcf of natural gas and 1,548 MBbls of oil. At September 30, 1997, there were $7.5 million of net unrealized and unrecognized hedging losses based on the difference between the strike price and the New York Mercantile Exchange futures price for the applicable trading months of 1997 and 1998. In addition, there were $6.4 million of realized losses on hedging activities which were deferred and will be applied as a decrease in revenues in October 1997, the applicable month of physical sale of production.

RESERVE  REVISION  AND  IMPAIRMENT  OF  PRODUCING  OIL  AND  GAS
PROPERTIES

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", (SFAS 121) provides for the recognition of losses when events or changes in circumstances indicate that the carrying value of long-lived assets may not be realized. When there is evidence that the cost of such assets may not be realized based upon periodic evaluation, SFAS 121 requires the carrying values of long-lived assets be written down to fair values. The Company estimates fair values using the present value of expected future cash flows for each significant oil and gas field.

Early in 1997, EEX began a review and evaluation of the commercial feasibility of its non-producing oil and gas reserves. The Company has announced, based upon a preliminary evaluation, that it expects a material downward revision of its oil and natural gas reserves, primarily in its behind pipe and proved undeveloped reserves in East Texas and its proved undeveloped reserves in the deep-water Gulf of Mexico. While additional analysis is required and is currently in progress, EEX management believes that the study progressed sufficiently during the third quarter of 1997 that the amount of the year-end 1997 downward revision could be reasonably estimated to approximate 670 billion cubic feet of gas equivalent.

As a result of the estimated downward revision of reserves, the Company reexamined the carrying value of its properties as a part of the overall process. In order to determine whether its assets had been impaired, EEX grouped its producing properties by fields, which it believes is the lowest level for which cash flows are reasonably and separately identifiable, and determined that anticipated future cash flows based on the revised reserve estimations and development plans were insufficient to recover the carrying value of certain fields. Accordingly, the carrying value of such fields were reduced to fair value, and EEX recorded a $137 million after-tax, ($210 million pre-tax) charge for impairment at the end of the third quarter 1997.


LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

EEX generated sufficient cash flows from operations and property sales to fund its capital requirements and reduce financings by $80 million. Net cash flows from operating activities were $151 million, an increase of $33 million over 1996 largely due to higher commodity prices during the first quarter of 1997 and changes in current operating assets and liabilities. Net cash flows used for investing activities in 1997 were $79 million, a $10 million increase from 1996.

EEX intends to utilize substantially all of its internally generated cash flows for growth of the business and expects to have sufficient cash flow from operations and the continuous monetization of non-core assets to fund its business plans. Borrowings under EEX's credit facilities may be used to supplement temporary cash flow needs. EEX does not anticipate paying cash dividends in the foreseeable future.

Capital Structure

In the third quarter 1997, EEX redeemed, at the stated value of $150 million, all the outstanding mandatorily redeemable preferred securities of a subsidiary. The redemption was funded by private sales of new issues of preferred securities by EEX subsidiaries. The new preferred securities are redeemable at the option of the subsidiaries and are reflected on the condensed consolidated balance sheet as "Minority Interests in Preferred Securities of Subsidiaries". After the redemption, debt at
September 30, 1997 represented 49% of total capitalization of $573 million, compared to 51%, including the mandatorily redeemable preferred securities of a subsidiary, of total capitalization of $1 billion at December 31, 1996. The reduction in total capitalization at September 30, 1997 was due to the reduction in shareholders' equity from the third quarter 1997 non-cash impairment of producing oil and gas properties and the reduction in debt resulting from redemption of the mandatorily redeemable preferred securities.


OFFSHORE EXPLORATION JOINT VENTURE

On July 1, 1997 EEX announced agreement with  Enterprise Oil Plc
("Enterprise") to participate in an exploration venture to evaluate EEX's portfolio of offshore blocks in the deep water of the Gulf of Mexico.

The agreement, covering approximately 78 blocks primarily in the areas of Garden Banks, Green Canyon and Mississippi Canyon, was closed on September 15, 1997 and all required governmental approvals have been obtained. Excluded from the agreement are reserves at Green Canyon 254 (Allegheny Project) and reserves and production facilities at Mississippi Canyon and Garden Banks 388 (Cooper Project).

Under the agreement, approved by the Boards of each company, Enterprise will pay $65 million, which will be used to fund EEX's exploration drilling costs and in return receive an immediate assignment of 50% of EEX's deep water portfolio. A further $35 million to be funded by Enterprise is contingent on drilling successes and the announcement of at least two commercial developments. Enterprise will immediately become a full partner in the relevant Joint Operating Agreements.

The companies intend to conduct a 10 to 12 well drilling program over the next two and one-half years utilizing two rigs capable of drilling in 3,300 feet of water. The rigs are under long-term contract to EEX at below market day rates. EEX has filed suit in the 11th District Court of Harris County, Texas alleging, among other claims, anticipatory breach of one of the rig contracts which provides EEX with daily rig rates substantially less than current market rates. EEX is seeking a declaratory judgment that the contract includes a three year Option Term. Unfavorable settlement of this matter could materially impact future offshore deep water drilling costs. The first well has been spudded on the Llano prospect in Garden Banks 386 and is currently drilling below 18,000 feet towards a proposed depth of 25,000 feet. Results are expected to be known by the end of the fourth quarter. The second well in this program is expected to be spudded in the fourth quarter.

FORWARD LOOKING STATEMENTS - UNCERTAINTIES AND RISKS

Written statements throughout this report on Form 10-Q relating to EEX management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. It is important to note that EEX's actual results could differ materially from those projected in such forward-looking statements. Information concerning some of the factors that could cause actual results to differ materially from those in the forward-looking statements are described below.

Estimating Reserves and Future Net Cash Flows. Uncertainties are inherent in estimating quantities and values of reserves and in projecting rates of production, net revenues and the timing of development expenditures. The reserve data represent estimates only of the recovery of hydrocarbons from underground accumulations and are often different from the quantities ultimately recovered. Any downward adjustment in reserve estimates could adversely affect EEX.

Operational Risks and Hazards. EEX's operations are subject to the risks and uncertainties associated with finding, acquiring and developing gas and oil properties, and producing, transporting and selling gas and oil. Operations may be materially curtailed, delayed or canceled as a result of numerous factors, such as accidents, weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment. Drilling may involve unprofitable efforts, not only with respect to dry wells, but also with respect to wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. Various field operating hazards such as fires, explosions, blow-outs, equipment failures, abnormally pressured formations and environmental accidents may adversely affect production from successful wells. EEX's ability to sell its gas and oil production is dependent on the availability and capacity of gathering systems, pipelines and other forms of transportation.

Offshore Risks. EEX's offshore Gulf of Mexico gas and oil reserves include properties located in water depths of 20 to 3,400 feet where operations are by their nature more difficult than drilling operations conducted on land. Deep water drilling and operations require the application of more advanced technologies, involving a higher risk of mechanical failure and inevitably resulting in significantly higher drilling and operating costs. Furthermore, offshore operations require a significant amount of time between the time of discovery and the time the gas or oil is actually marketed, increasing the market risk involved with such operations.

Volatility of Gas and Oil Markets. EEX's operations are highly dependent upon the prices of, and demand for, gas and oil. These prices have been, and are likely to continue to be, volatile. Prices are subject to fluctuations in response to a variety of factors that are beyond the control of EEX, such as worldwide economic and political conditions as they affect actions of OPEC and Middle East and other producing countries, and the price and availability of alternative fuels. EEX's hedging activities with respect to some of its projected oil and gas production, which are designed to protect against price declines, may prevent EEX from realizing the benefits of price increases above the levels of the hedges and protect it from incurring the detriments of price decreases below the level of hedges. Because EEX's reserve base is approximately 80% natural gas on an energy equivalent basis, it is more sensitive to fluctuations in the price of natural gas.

Government  Regulation.  EEX's business  is  subject  to  certain federal,  state  and local laws and regulations relating  to  the
drilling  for  the  production  of  gas  and  oil,  as  well   as
environmental and safety matters.


                                        ENSERCH EXPLORATION, INC.
                              SUMMARY OF SELECTED OPERATING DATA (UNAUDITED)

                                     Three Months Ended   Nine Months Ended
                                        September 30        September 30
                                    -------------------  -----------------

                                        1997    1996      1997   1996
                                       ------  ------    ------ ------

Sales Volumes
 Natural gas (MMcf)                     22,022 25,561    64,173  76,501
 Oil and condensate (MBbls)              1,223  1,352     3,652   3,726
 Natural gas liquids (MBbls)               179    209       365     572
   Total volumes (MMcfe) (a)            30,434 34,957    88,275 102,289

Average Sales Price
 Natural gas (per Mcf)                  $ 2.32 $ 2.01   $  2.41 $ 2.11
 Oil and condensate (per Bbl)            17.88  19.86     19.50  18.94
 Natural gas liquids (per Bbl)           12.16  13.39     13.61  11.26
    Total product revenue
       (per Mcfe) (a)                     2.47   2.32      2.62   2.33

Cost and Expenses (per Mcfe) (a) (b)
 Production and operating (c)           $  .40 $  .53   $   .42  $ .54
 Exploration                               .83    .81       .74    .67
 Depreciation and amortization            1.27   1.24      1.27   1.18
 General, administration and other         .25    .21       .25    .23
 Taxes, other than income                  .15    .15       .15    .16

Net Wells
 Drilled                                    16     30        45     84
 Productive                                  9     22        33     64


(a) Oil   and  natural  gas  liquids  have  been  converted  to  Mcf equivalents (Mcfe) on the basis of one barrel equals 6.0 Mcfe.
(b) Excludes unusual and non-recurring expenses.
(c) Excludes related production, severance and ad valorem taxes.


                   PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

       (a)
       EXHIBIT
       NNUMBER

          3.1    Restated   Articles   of
                 Incorporation of the Registrant (included as Annex C to the Joint Proxy Statement/Prospectus filed as Exhibit 3.1 to the Company's Registration Statement on Form S-4 (No. 333-13241).(1)

          3.2    Bylaws of the Registrant.(2)

          4.1    Form  of  Common Stock Certificate included  as
                 Exhibit  4.1  to the Registration Statement  of
                 Old EEX on Form S-4 (No. 33-56792).(1)

          4.2 Rights Agreement dated as of September 10, 1996, between the Company (formerly Lone Star Gas Company) and Harris Trust Company of New York as Rights Agent, filed as Exhibit 10.21 to the Company's Registration Statement on Form S-4 (No. 333-13241).(1)

          4.3 Subscription Agreement among EEX Capital Inc. and UBS Securities LLC, as Placement Agent for the Holders from time to time of the Preferred Stock and Enserch Exploration, Inc. (not an issuer), effective as of September 29, 1997.(2)

          4.4 Amended and Restated Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights -- Class A Cumulative Perpetual Increasing Dividend Preferred Stock of EEX Capital Inc.(2)

          4.5    $150,000,000 Subordinated Note made by  Enserch
                 Exploration,  Inc.  in favor  of  EEX  Capital,
                 Inc.(2)

         10.1 Lease Agreement for Garden Banks 388-1 between Old EEX and Enserch Exploration Holdings, Inc. (formerly Enserch Exploration, Inc.") included as Exhibit 10.3 to the Registration Statement of Old EEX on Form S-4 (No. 33-56792).(1)

         10.2 Lease Agreement for Garden Banks 388-2 between Old EEX and Enserch Exploration Holdings, Inc. (formerly "Enserch Exploration, Inc.") included as Exhibit 10.4 to the Registration Statement of Old EEX on Form S-4 (No. 33-56792).(1)

          10.3 Lease Agreement for Mississippi Canyon 441 between Old EEX and Enserch Exploration Holdings, Inc. (formerly "Enserch Exploration, Inc.") included as Exhibit 10.5 to the Registration Statement of Old EEX on Form S-4 (No. 33-56792).(1)

          10.4 Participation Agreement between EP Operating Limited Partnership and Mobil Producing Texas and New Mexico Inc. included as Exhibit 10.6 to the Registration Statement of Old EEX on Form S-4 (No. 33-56792).(1)

          10.5 Stock Purchase Agreement dated as of April 12, 1995, By and Between PG&E Enterprises, as Seller and Old EEX, as Buyer, filed as Exhibit
                 10.7 to the Registration Statement of Old EEX on Form S-2 (No. 33-60461) .(1)

          10.6 Credit Agreement among Enserch Exploration, Inc. as Borrower, Texas Commerce Bank National Association, as Administrative Agent, The Chase Manhattan Bank, N.A., as Syndication Agent, Chemical Bank, as Auction Agent and The Lenders now or hereafter Parties hereto dated as of May 1, 1995, and First Amendment dated September 16, 1996, Second Amendment dated June 27, 1997 and Third Amendment, dated September 25, 1997.(2)

          10.7  Tax    Sharing    Agreement   between    ENSERCH
                 Corporation and Old EEX, filed as Exhibit 10.21 to the Registration Statement of Old EEX on Form S-2 (No. 33-60461) .(1)

          10.8 Form of Tax Allocation Agreement among ENSERCH, the Company and Texas Utilities Company and attached Tax Sharing Agreement dated as of January 1, 1995 between ENSERCH and EEX (included as Annex A-3 to the Agreement and Plan of Merger filed as Exhibit 2 to the Company's Registration Statement on Form S-4 (No. 333-13241).(1)

          10.9 Form of Tax Assurance Agreement between ENSERCH and the Company (included as Annex A-4 to the Agreement and Plan of Merger filed as Exhibit 2 to the Company's Registration Statement on Form S-4 (No. 333-13241).(1)


           Executive Compensation Plan and Arrangements
           (Exhibits 10.10 through 10.15):

          10.10 Enserch Exploration, Inc. Revised and Amended 1996 Stock Incentive Plan, included as Annex A-2 to the Agreement and Plan of Merger filed as
                 Exhibit 2 to the Company's Registration Statement on Form S-4 (No. 333-13241).(1)

          10.11 Performance Incentive Plan - Calendar Year  1997
                 filed as Exhibit 10.15 to the Form 10-K for the year ended December 31, 1996, of Old EEX.(1)

          10.12 The   Company's   Deferred   Compensation   Plan
                 effective as of July 1, 1997.(2)

          10.13 Deferred  Compensation  Trust  effective  as  of
                 July 1, 1997.(2)

          10.14 Form of Change of Control Agreement executed by certain executive officers of the Company, filed as Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 1996 of Old EEX.(1)

          10.15 Form of Employment Agreement executed by certain executive officers of the Company, filed as Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 1996 of Old EEX.(1)

          27    Financial Data Schedule(2)



          (1)  Incorporated by reference.
          (2)  Filed herewith.


       (b)   Reports on Form 8-K

           Current  Report  on Form 8-K  dated  August  4,  1997.
           (News   Release   dated  August  4,   1997:    Enserch
           Exploration announced it expects a material downward revision of its oil and gas reserves.)

           Current Report on Form 8-K dated August 5, 1997.
           1.   Item 2 -- Merger  with Enserch Exploration, Inc.
           2.   Item 5 -- Pro Forma Financial Information.

           Current Report on Form 8-K dated August 6, 1997.
            (Consummation of merger of Enserch Exploration,  Inc.
            and Lone Star Energy Plant Operations.)

            Current Report on Form 8-K dated September 25, 1997.
            (Change in EEX's certifying accountant.)

                           SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ENSERCH EXPLORATION, INC.
                                             (Registrant)






Dated November 12, 1997             By       /s/R. S. Langdon
                                      -------------------------------
                                      R. S. Langdon
                                      Executive Vice President,
                                      Finance and Administration,
                                      and Chief Financial Officer




Dated November 12, 1997             By     /s/R.  E. Schmitz
                                      -------------------------------
                                      R. E. Schmitz
                                      Vice President
                                      and Controller