Form 10-K405
period 1997-12-31
EEX CORP
filed 1998-03-17
CIK 1023060

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
  (Mark One)
  [XAnnual]report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the fiscal year ended December 31, 1997 or [_Transition]report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from to

                                   FORM 10-K

                        Commission file number 1-12905

                               ----------------

                                EEX CORPORATION
            (Exact name of Registrant as specified in its charter)

                               ----------------

                 TEXAS                               75-2421863
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)

    2500 CITYWEST BLVD. SUITE 1400                       77042
            HOUSTON, TEXAS                           (Zip Code)
    (Address of principal executive
                office)

                                (713) 243-3100
             (Registrant's Telephone Number, Including Area Code)

  Securities registered pursuant to section 12(b) of the Act:


     COMMON STOCK ($.01 PAR VALUE)             NEW YORK STOCK EXCHANGE
         (Title of Each Class)                 (Name of Each Exchange
                                                on which Registered)

  Securities registered pursuant to section 12(g) of the Act:

                                     NONE

  Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Aggregate market value of the outstanding shares of Common Stock of the Registrant, based upon the closing price of the shares on the New York Stock Exchange on such date, held by nonaffiliates of the Registrant as of March 12, 1998: $1,132,783,053.

  Shares of the Registrant's Common Stock outstanding as of March 12, 1998:
127,067,427 shares.

  Documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated: The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to Registrant's definitive proxy statement filed in connection with the 1998 annual meeting of shareholders.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-K

                                 ANNUAL REPORT
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                               TABLE OF CONTENTS

                                     PART I

                                                                                                PAGE
                                                                                                ----
ITEM 1.  Business..............................................................................   1
         General...............................................................................   1
         History of EEX........................................................................   1
         U.S. Exploration and Development......................................................   1
         Offshore..............................................................................   1
         GB 388 (Cooper).......................................................................   2
         Gulf of Mexico Shelf..................................................................   2
         Texas State Waters....................................................................   2
         Onshore...............................................................................   2
         International Exploration and Development.............................................   3
         Indonesia (Onshore Java) Tuban Block..................................................   3
         Indonesia (Offshore Sumatra) Asahan Block.............................................   3
         Turkey................................................................................   3
         Asset Divestitures....................................................................   3
         Sale of East Texas Properties.........................................................   3
         Plant Operations Business.............................................................   3
         Sales Information.....................................................................   4
         Major Customers.......................................................................   4
         Competition...........................................................................   4
         Government Regulation.................................................................   4
         Regulation of Oil and Natural Gas Exploration and Production..........................   4
         Environmental Matters.................................................................   5
         Regulation of Offshore Operations.....................................................   6
         Natural Gas Marketing and Transportation..............................................   6
         Employees.............................................................................   6
         Offices...............................................................................   6
         Forward Looking Statements-Uncertainties and Risks....................................   7
ITEM 2.  Properties............................................................................   8
ITEM 3.  Legal Proceedings.....................................................................  10
ITEM 4.  Submission of Matters to a Vote of Security Holders...................................  11

                                    PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters.................  11
ITEM 6.  Selected Financial Data...............................................................  11
ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.  11
ITEM 8.  Financial Statements and Supplementary Data...........................................  11
ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..  11

                                    PART III

ITEM 10.    Incorporated by reference.......................................  12
ITEM 11.    Incorporated by reference.......................................  12
ITEM 12.    Incorporated by reference.......................................  12
ITEM 13.    Incorporated by reference.......................................  12

                                    PART IV

ITEM 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.  12
APPENDIX A    Financial Information......................................... A-1

                                    PART I

ITEM 1. BUSINESS

GENERAL

  EEX Corporation ("EEX" or the "Company") and its predecessors have been engaged in the exploration for and the development, production and sale of natural gas and crude oil since 1918. Its activities are currently concentrated in Texas, the Offshore Gulf of Mexico and International. EEX also provides operation and maintenance services, under contract, to cogeneration plants located in Sweetwater, Texas, Buffalo, New York and Bellingham, Washington ("Plant Operations Business").

HISTORY OF EEX

  The oil and gas exploration and production business of EEX Corporation was conducted, historically, through subsidiary and affiliate entities of ENSERCH Corporation ("ENSERCH"). From 1985 through December 30, 1994, this business was conducted primarily through Enserch Exploration Partners, Ltd. ("EP"), a limited partnership in which a minority interest (less than 1% after 1988) was held by the public. At year-end 1994, EP and its affiliates were reorganized into a Texas corporation, Enserch Exploration, Inc. ("Old EEI"), in which ENSERCH maintained an approximately 99% stock ownership interest, with the balance held by the public. The public's stock ownership interest increased to approximately 17% following a public sale by Old EEI of its common stock in August 1995.

  EEX was organized in the State of Texas in 1992 as a wholly owned subsidiary of ENSERCH. It conducted the Plant Operations Business of ENSERCH under the name of Lone Star Energy Plant Operations, Inc. ("LSEPO").

  In 1996, ENSERCH entered into a merger agreement with Texas Utilities Company under which ENSERCH agreed to exit the oil and gas business and divest all of its interests in Old EEI. This divestiture was accomplished in two steps. First, Old EEI was merged into LSEPO, with LSEPO being the surviving company ("Merger"). In the Merger, LSEPO changed its name to Enserch Exploration, Inc. ("EEI"). Second, ENSERCH distributed its entire 83% ownership interest in EEI pro rata to its shareholders in a tax-free distribution ("Distribution"). The Merger and the Distribution were each effective on August 5, 1997.

  At a special shareholders's meeting held on December 19, 1997, Enserch Exploration, Inc. changed its name to EEX Corporation.

  (References throughout this Form 10-K to the business conducted by EEX are meant to include the business of Old EEI and LSEPO conducted before the Merger and the business of EEX conducted after the Merger, except as otherwise noted.)

U.S. EXPLORATION AND DEVELOPMENT

OFFSHORE

  Deepwater Gulf of Mexico--During early 1997, the EEX focus shifted from the shallower Pleistocene play to the deeper Pliocene and Miocene plays where significant economic reserve potential has been confirmed by recent industry activity. To reduce the financial risk associated with dry holes and to accelerate the drilling program, a joint venture was formed with Enterprise Oil PLC ("Enterprise") in which Enterprise funds substantially all early exploratory well costs and certain appraisal and development costs in return for one half of EEX's working interest in 78 deep water leases.

  The prospect inventory was expanded through participation in two lease sales that added 18 leases comprising 10 prospects in 1997. At the end of the year, the deep water prospect inventory totaled in excess of 40 prospects and leads. The Enterprise agreement covers funding for EEX's share of the first $65 million of exploration drilling costs, $10 million of appraisal costs and $25 million of development costs. The first exploratory well (Llano) drilled in this deepwater program at Garden Banks 386 was successful. The well encountered a number of hydrocarbon intervals between 23,000 feet and 25,000 feet until drilling was suspended due to pressure limitations for the rig on location. The well was temporarily abandoned in order to obtain a rig with higher pressure capabilities. Such a rig has been contracted and is expected to begin deepening the well late in the first quarter 1998 to evaluate the Miocene potential of the prospect.

  EEX has two other rigs under long term contract at attractive day rates to evaluate and appraise the deepwater potential. From time to time EEX intends to contract for rigs having additional capabilities in order to fully evaluate the prospect inventory.

  GB 388 (Cooper)--The Cooper field was developed in the Pleistocene play. Reservoir performance in 1997 was disappointing. In addition, the A-3 well was abandoned after an unsuccessful attempt to drill through unconsolidated sand in a near salt region. A re-evaluation of reserves in 1997 at Cooper resulted in a downward revision of 82 billion cubic feet of gas equivalent.

  At year-end, EEX owned interests in 85 blocks in the Deepwater Gulf of Mexico, 9 of which were held by production, and 55 of which were operated by EEX.

  Gulf of Mexico Shelf--During 1997, new geophysical interpretation, new 3-D seismic and an improved technical approach were employed. This restructured program resulted in drilling 11 wells of which seven were successful. Five of the successful wells were operated by EEX, including those drilled in East Cameron blocks 303 and 349/350 and Matagorda Island 705. Production commenced in the second half of 1997 with gross producing rates from these East Cameron blocks of approximately 57 million cubic feet of natural gas and 2,985 barrels of oil per day. Gross producing rates from the new Matagorda Island 705 well were approximately 19 million cubic feet of natural gas and 50 barrels of oil per day.

  At year-end, EEX owned interests in 113 blocks in the Gulf of Mexico Shelf, 52 of which were held by production, and 58 of which were operated by EEX.

  Texas State Waters--The Trinity Bay program resulted in 5 discoveries in 6 attempts and added approximately 50 million cubic feet of natural gas equivalent per day ("mmcfe/d") (gross) of production by December, 1997 with two wells remaining to be completed. Three additional wells remain to be drilled in the area. At nearby Nassau Bay, one successful well was drilled producing 10 mmcfe/d and one dry hole was drilled.

  At year-end, EEX owned interests in 35 blocks in Texas State waters, 15 of which were held by production, and all of which were operated by EEX.

ONSHORE

  The Onshore program in 1997 focused on three areas, developing the Warwink field in West Texas and evaluating adjacent exploration opportunities, and realizing value from the Hardeman basin in North Texas and the Anadarko basin in Oklahoma. At Warwink, 15 wells were drilled, 14 of which were successful. Additional acreage was obtained in the area to support further exploratory drilling.

  Two joint ventures were undertaken in 1997 to allow EEX to benefit from exploration in non-core fields with minimal EEX technical effort and reduce the financial risk associated with dry holes. These agreements provide for carried well costs and result in a lower cost of ownership. Lariat Petroleum purchased 25% of EEX's working interest in the Oklahoma properties and assumed operations. In addition, Lariat will carry EEX for a 50% working interest in $7 million of exploratory drilling. Key Production purchased a 20% working interest in EEX properties in the Hardeman Basin and assumed operations. Key will carry EEX for a 40% working interest in 20 exploratory wells. These joint ventures allow local operators, for whom these assets represent a core business, to exploit EEX's underdeveloped acreage prior to its ultimate disposition.

INTERNATIONAL EXPLORATION AND DEVELOPMENT

  Indonesia (Onshore Java) Tuban block--During 1997, development drilling continued and work was completed on the initial production facilities. Production commenced from the Mudi field on December 30, 1997 and gross production is projected to be 20,000 barrels per day by the second quarter of 1998. In addition, two exploration prospects were evaluated and are scheduled to be tested in 1998. On February 10, 1998, EEX announced that it entered into an agreement with Risjad Salim Petroleum (Tuban) Ltd. ("RSP") to acquire, as of January 1, 1998, RSP's 25% participation interest in the Tuban Production Sharing Contract located on the island of Java in Indonesia. This transaction will increase EEX's interest in the Tuban block to 50%. In addition to several exploration prospects, the Tuban block contains the Mudi field. EEX will pay approximately $40 million plus a portion of future net profits for the RSP interest. The transaction is expected to close before March 31, 1998.

  Indonesia (Offshore Sumatra) Asahan block--In April 1997, EEX acquired a 60% interest in 103,783 acres in the Asahan block. EEX will pay all seismic acquisition costs and own a 60% participation interest. Upon completion of geophysical operations, EEX can elect to participate in an exploration drilling program or withdraw with no further obligation. All block costs beyond 1998 seismic acquisition will be shared 60% by EEX and 40% by its partner, Risjad Salim.

  Turkey--On February 10, 1998, EEX announced that it had entered into an agreement to acquire 60% of Aladdin Middle East, Ltd.'s and White Wolf Exploration's interest in thirteen exploration licenses covering 1.6 million gross acres located in the South Mardin basin in southeastern Turkey. EEX will spend $3.0 million to reprocess existing seismic data and acquire new data over the southeastern portion of the South Mardin Basin. Upon completion of geophysical operations, EEX can elect to participate in an exploration drilling program or withdraw with no further obligation. This region has oil source characteristics similar to recent light oil discoveries in Saudi Arabia.

  On February 25, 1998, EEX entered into a second agreement with Aladdin Middle East, Ltd. and Transmediterranean Oil Company, Ltd. to acquire a 60% interest in 8 exploration licenses covering approximately 807,000 gross acres in central Turkey. EEX will pay 60% of the costs of drilling an exploratory well in the area and approximately $1.0 million to acquire seismic data to earn its interest.

ASSET DIVESTITURES

  During 1997, proceeds from asset sales totaled approximately $133 million resulting in a gain of $53 million. These asset sales included oil and natural gas reserves of approximately 198 billion cubic feet equivalent ("Bcfe"). In addition, these sales allow EEX to reduce its cost of ownership for its U.S. operations and focus exploration efforts in those areas where significant value can be added. Total sales include proved undeveloped reserves of approximately 91 Bcfe associated with the Green Canyon 254 (Allegheny) project, which was sold for $20.5 million and additional interest in nearby exploration acreage on the Sheba prospect.

  Sale of East Texas Properties. On February 25, 1998, EEX announced that it had entered into an agreement to sell substantially all of its properties in East Texas and North Louisiana, representing proved reserves of approximately 250 Bcfe of natural gas, for $265 million. The effective date of the sale is January 1, 1998 with the closing expected in the second quarter of 1998. As a part of the sale, EEX will retain an obligation to deliver approximately 30 billion cubic feet of natural gas under a long-standing agreement with Encogen One Partners, Ltd. Proceeds from the sale will be used to fund the previously announced purchase of additional interests in Indonesia and to provide additional financial flexibility.

PLANT OPERATIONS BUSINESS

  EEX provides operation and maintenance services under contract, to three cogeneration plants: (i) "Encogen One," a 255 megawatt cogeneration facility located in Sweetwater, Texas, (ii) "Encogen Four," a 62 megawatt cogeneration facility located in Buffalo, New York and (iii) "Encogen Northwest," a 160 megawatt cogeneration facility located in Bellingham, Washington. EEX operates and maintains the facilities under the terms of operation and maintenance agreements that provide EEX periodic fees and reimbursement of certain costs. EEX employs approximately 65 full-time employees in connection with the Plant Operations Business.

SALES INFORMATION

  Sales data are set forth under "Selected Operating Data" included in Appendix A to this report.

MAJOR CUSTOMERS

  EEX sells its gas under both long- and short-term contracts. EEX markets most of its gas through third-party gas marketing organizations while maintaining a small core staff to ensure market prices are received.

  EEX sells its oil under contracts that are for one year or less. Prices generally are based upon field posted prices plus negotiated bonuses.

  EEX utilizes futures contracts, commodity price swaps and other financial instruments to reduce exposure of its oil and gas production to price volatility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Oil and Gas Market Volatility" and Note 12 of the Notes to Consolidated Financial Statements included in Appendix A for additional information on hedging activities.

COMPETITION

  All phases of the oil and gas industry are highly competitive. EEX competes in the acquisition of properties, the search for and development of reserves, the production and sale of oil and gas and the securing of the labor and equipment required to conduct operations. EEX's competitors include major oil and gas companies, other independent oil and gas concerns and individual producers and operators. Many of these competitors have financial and other resources that substantially exceed those available to EEX. Oil and gas producers also compete with other industries that supply energy and fuel. EEX's success in discovering reserves will depend upon its ability to select suitable prospects for future exploration in today's competitive environment.

GOVERNMENT REGULATION

  The oil and gas industry is extensively regulated by federal, state and local authorities and by governmental agencies of foreign countries. Legislation affecting the oil and gas industry is under constant review for amendment or expansion. Numerous departments and agencies, federal, state and foreign, have issued rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for the failure to comply. Inasmuch as such laws and regulations are frequently amended, reinterpreted or expanded, EEX is unable to predict the future cost or impact of complying with such laws and regulations.

REGULATION OF OIL AND NATURAL GAS EXPLORATION AND PRODUCTION

  The Texas Railroad Commission regulates the production of oil and gas by EEX in Texas. Similar regulations are in effect in all states in which EEX explores for and produces oil and gas, and in foreign countries where EEX has operations. Such regulations include requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilling and the plugging and abandonment of wells. EEX's operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units and the density of wells which may be drilled and unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In addition, state conservation laws establish maximum rates of production requirements regarding the ratability of production.

ENVIRONMENTAL MATTERS

  Oil and gas operations are subject to extensive federal, state and local laws and regulations dealing with environmental protection, including, but not limited to, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as "Superfund," and similar state statutes. Foreign countries also have environmental regulations affecting oil and gas operations.

  With respect to federal leases, EEX's operations are subject to interruption or termination by governmental authorities on account of environmental and other considerations. Regulations of the Department of the Interior currently impose absolute liability upon the lessee under a federal lease for the costs to clean-up pollution resulting from a lessee's operations, and such lessee may also be subject to possible legal liability for pollution damages. EEX maintains insurance against costs of clean-up operations, but is not fully insured against all such risks. A serious incident of pollution may result in the Department of the Interior requiring lessees under federal leases to suspend or cease operation in the affected area. With respect to any EEX operations conducted on offshore federal leases, liability may generally be imposed under the Outer Continental Shelf Lands Act for costs of clean-up and damages caused by pollution resulting from such operations, other than damages caused by acts of war or the negligence of third parties.

  EEX's onshore operations are subject to numerous United States federal, state and local laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment, including CERCLA. These regulations, among other things, impose absolute liability on the lessee under a lease for the cost of clean-up of pollution resulting from a lessee's operations, subject the lessee to liability for pollution damages, may require suspension or cessation of operations in affected areas and impose restrictions on the injection of liquids into subsurface aquifers that may contaminate groundwater. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the remediation and clean-up costs and for damages to natural resources.

  The Texas Natural Resource Conservation Commission has named EEX a potentially responsible party ("PRP"), under a state-equivalent of CERCLA, for the cleanup of the McBay State Oil & Gas site, a former waste oil reclamation plant that operated in Grapeland, Texas from 1959 until 1987. EEX and 21 other PRPs have entered into an agreement to conduct a waste removal action at the site. The waste removal is expected to cost less than $500,000. Based upon the Company's estimated contribution of less than 1% of the waste contained at the site, EEX's exposure is not expected to exceed $5,000. However, because liability for cleanup under Superfund statutes is joint and several, it is possible that EEX would be required to bear the entire costs of cleanup. Because a number of parties have indicated they will share the costs, the imposition of the full liability on EEX is deemed remote.

  The Oil Pollution Act of 1990 and regulations thereunder impose a variety of regulations on "responsible parties" (which includes owners and operators of offshore facilities) related to the prevention of oil spills and liability for damages resulting from such spills in the United States waters. In addition, it imposes ongoing requirements on responsible parties, including proof of financial responsibility to cover at least some costs in a potential spill. The Coastal Zone Management Act authorizes state implementation and development of programs containing management measures for the control of nonpoint source pollution to restore and protect coastal waters.

  The operations of EEX are also subject to the Clean Water Act and the Clean Air Act, as amended, and comparable state statutes. EEX may be required to incur certain capital expenditures over the next five to ten years for pollution control equipment. The Company's operations may generate or transport both hazardous and nonhazardous solid wastes that are subject to the requirements of the Resource Conservation and Recovery Act and comparable state statutes and regulations.

REGULATION OF OFFSHORE OPERATIONS

  Lessees must obtain the approval of the Minerals Management Service ("MMS"), a federal agency, and various other federal and state agencies' approval for exploration, development and production plans prior to the commencement of offshore operations. Similarly, the MMS has promulgated other regulations governing the plugging and abandoning of wells located offshore and the removal of all production facilities. Under certain circumstances, including but not limited to, conditions deemed to be a threat or harm to the environment, the MMS may also require any EEX operation on federal leases to be suspended or terminated in the affected area.

NATURAL GAS MARKETING AND TRANSPORTATION

  Although maximum selling prices of natural gas were formerly regulated, the Natural Gas Wellhead Decontrol Act of 1989 ("Decontrol Act") terminated wellhead price controls on all domestic natural gas on January 1, 1993, and amended the Natural Gas Policy Act of 1978 to remove completely by January 1, 1993 price and nonprice controls for all "first sales" of natural gas, which will include all sales by EEX of its own production. Consequently, sales of EEX's natural gas currently may be made at market prices, subject to applicable contract provisions. The FERC's jurisdiction over natural gas transportation was unaffected by the Decontrol Act.

  The Federal Energy Regulatory Commission (the "FERC") regulates interstate natural gas transportation rates and service conditions, which affect the marketing of natural gas produced by EEX, as well as the revenues received by EEX for sales of such natural gas. Since the latter part of 1985, the FERC has endeavored to make interstate natural gas transportation more accessible to gas buyers and sellers on an open and nondiscriminatory basis. The FERC's efforts have significantly altered the marketing and pricing of natural gas. Commencing in April 1992, the FERC issued Order Nos. 636, 636-A and 636-B (collectively, "Order No. 636"), which, among other things, require interstate pipelines to "restructure" to provide transportation separate or "unbundled" from the pipelines' sales of gas. Also, Order No. 636 requires pipelines to provide open-access transportation on a basis that is equal for all gas supplies.

  Additional proposals and proceedings that might affect the natural gas industry are considered from time to time by Congress, the FERC, state regulatory bodies and the courts. EEX cannot predict when or if any such proposals might become effective, or their effect, if any, on EEX's operations. The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue indefinitely into the future. State regulation of gathering facilities generally includes various transportation, safety, environmental, and nondiscriminatory purchase and nondiscriminatory purchase and transport requirements, but does not generally entail rate regulation.

  In the aggregate, compliance with federal and state rules and regulations is not expected to have a material adverse effect on EEX's operations.

EMPLOYEES

  At January 1, 1998, EEX had 420 full-time employees, 355 of which were involved principally with oil and gas operations. The remainder were involved with cogeneration operations.

OFFICES

  The principal offices of EEX are located at 2500 CityWest Blvd., Suite 1400, Houston, Texas 77042, and its telephone number is (713) 243-3100. Production offices are maintained in Dallas, Houston, and Athens, Texas. Cogeneration offices are maintained in Sweetwater, Texas, Buffalo, New York and Bellingham, Washington.

FORWARD LOOKING STATEMENTS--UNCERTAINTIES AND RISKS

  Certain statements in this report, including statements of EEX's and management's expectations, intentions, plans and beliefs, including those contained in or implied by "Business," "Properties," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to Consolidated Financial Statements, are "forward-looking statements," within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to certain events, risks and uncertainties that may be outside EEX's control. These forward-looking statements include statements of management's plans and objectives for EEX's future operations and statements of future economic performance; information regarding drilling schedules, expected or planned production, future production levels of international and domestic fields, EEX's capital budget and future capital requirements, EEX's meeting its future capital needs, the level of future expenditures for environmental costs and the outcome of regulatory and litigation matters; and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements and the risk factors set forth below and described from time to time in EEX's other documents and reports filed with the Securities and Exchange Commission.

  Exploration Risk. Exploration for oil and gas in the deepwater Gulf of Mexico and unexplored frontier areas have inherent and historically high risk. As described in this report, EEX is selling its onshore producing properties and will focus on exploration opportunities in offshore and international areas which will increase associated risk. Future reserve increases and production will be dependent on EEX's success in these exploration efforts and no assurances can be given of such success.

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

  Operational Risks and Hazards. EEX's operations are subject to the risks and uncertainties associated with finding, acquiring and developing oil and gas properties, and producing, transporting and selling oil and gas. Operations may be materially curtailed, delayed or canceled as a result of numerous factors, such as accidents, weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment. Drilling may involve unprofitable efforts, not only with respect to dry wells, but also with respect to wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. Various field operating hazards such as fires, explosions, blow-outs, equipment failures, abnormally pressured formations and environmental accidents may adversely affect production from successful wells. EEX's ability to sell its oil and gas production is dependent on the availability and capacity of gathering systems, pipelines and other forms of transportation.

  Offshore Risks. EEX's offshore Gulf of Mexico oil and gas reserves include properties located in water depths of 20 to in excess of 7,000 feet where operations are by their nature more difficult than drilling operations conducted on land in established producing areas. Deepwater drilling and operations require the application of more advanced technologies that involve a higher risk of mechanical failure and can result in significantly higher drilling and operating costs. Furthermore, offshore operations require a significant amount of time between the time of discovery and the time the gas or oil is actually marketed, increasing the market risk involved with such operations.

  Volatility of Oil and Gas Markets. EEX's operations are highly dependent upon the prices of, and demand for, oil and gas. These prices have been, and are likely to continue to be, volatile. Prices are subject to fluctuations in response to a variety of factors that are beyond the control of EEX, such as worldwide economic and political conditions as they affect actions of OPEC and Middle East and other producing countries, and the price and availability of alternative fuels. EEX's hedging activities with respect to some of its projected oil and gas production, which are designed to protect against price declines, may prevent EEX from realizing the benefits of price increases above the levels of the hedges and protect it from incurring the detriments of price decreases below the level of hedges. Because the majority of EEX's reserve base is natural gas on an energy equivalent basis, it is more sensitive to fluctuations in the price of natural gas.

  Government Regulation. EEX's business is subject to certain federal, state and local laws and regulations relating to the drilling for the production of oil and gas, as well as environmental and safety matters. See "Business-- Government Regulation."

  International Operations. EEX's interests in countries outside the United States are subject to the various risks inherent in foreign operations. These risks may include, among other things, currency restrictions and exchange rate fluctuations, loss of revenue, property and equipment as a result of expropriation, nationalization, war, insurrection and other political risks, risks of increases in taxes and governmental royalties, renegotiation of contracts with governmental entities, changes in laws and policies governing operations of foreign-based companies and other uncertainties arising out of foreign government sovereignty over the Company's international operations. The Company's international operations may also be adversely affected by laws and policies of the United States affecting foreign trade, taxation and investment. In addition, in the event of a dispute arising from foreign operations, the Company may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of the courts of the United States.

ITEM 2. PROPERTIES

  EEX's domestic activities were focused in four regions in 1997: the Gulf of Mexico; East Texas; the Gulf Coast Region of Texas, Louisiana, Mississippi and Alabama; and other onshore areas. The following table sets forth estimated net proved reserves of EEX by region, as estimated by Netherland, Sewell & Associates, Inc., at January 1, 1998:

                                                                 OIL
                                                      NATURAL  AND GAS
                                                        GAS    LIQUIDS  TOTAL
       REGION                                         (BCF)*  (MMBBLS)* BCFE*
       ------                                         ------- --------- -----
   Gulf of Mexico....................................   58.4     4.5     85.2
   East Texas........................................  212.5     1.4    221.0(a)
   Gulf Coast........................................  143.2     3.3    163.1
   Other onshore.....................................   46.1     8.9     99.5
                                                       -----    ----    -----
       Total Domestic................................  460.2    18.1    568.8
   International.....................................    --      5.7     34.4
                                                       -----    ----    -----
       Total.........................................  460.2    23.8    603.2
                                                       =====    ====    =====

--------
 * Bcf--Billion cubic feet.
   MMBbls--Million barrels.
   Bcfe--Billion cubic feet of gas equivalent.
(a) Net of approximately 30 Bcf related to obligation to Encogen One Partners, Ltd.

  See Note 17 of the Notes to Consolidated Financial Statements included in Appendix A to this report for additional information on oil and gas reserves.

  During 1997, EEX filed Form EIA-23 with the Department of Energy reflecting reserve estimates for the year 1996. Such reserve estimates were not materially different from the 1996 reserve estimates reported in Note 17 of the Notes to Consolidated Financial Statements included in Appendix A to this report.

  Developed and undeveloped lease acreage as of December 31, 1997, are set forth below:

                                             DEVELOPED ACRES  UNDEVELOPED ACRES
                                             --------------- -------------------
                                              GROSS   NET(1)   GROSS     NET(1)
                                             ------- ------- --------- ---------
   Domestic
     Offshore............................... 163,814  38,809   892,960   365,144
     Onshore................................ 318,950 177,180   519,908   340,276
                                             ------- ------- --------- ---------
       Total................................ 482,764 215,989 1,412,868   705,420
   International............................   5,000   5,000 3,436,895 1,182,727
                                             ------- ------- --------- ---------
       Total................................ 487,764 220,989 4,849,763 1,888,147
                                             ======= ======= ========= =========

--------
(1) Represents the proportionate interest of EEX in the gross acres under lease.

  EEX purchased about 47,000 net acres in 18 blocks in the Gulf of Mexico in 1997. EEX's Gulf of Mexico holdings at year end totaled some 365,000 net acres, with 201,000 net acres in U.S. Continental Shelf properties and 164,000 net acres in deep water blocks, with a total average gross working interest of 35.44% in leases covering 233 blocks. EEX operates 148 of the leases. EEX also canceled or allowed to expire 13 Gulf of Mexico leases and sold its interest in another eight during the year, which were condemned following either drilling on or near them or after geophysical and geological findings.

  EEX plans further drilling on undeveloped acreage but at this time cannot specify the extent of the drilling or predict how successful it will be in establishing commercial reserves sufficient to justify retention of the acreage. The primary terms under which the undeveloped acreage can be retained by the payment of delay rentals without the establishment of oil and gas reserves expire as follows:

                                                 UNDEVELOPED ACRES EXPIRING
                                             -----------------------------------
                                                DOMESTIC        INTERNATIONAL
                                             --------------- -------------------
                                              GROSS    NET     GROSS      NET
                                             ------- ------- --------- ---------
   1998..................................... 254,316 126,976   188,014    70,013
   1999..................................... 268,445 134,030
   2000 and later........................... 890,107 444,414 3,248,881 1,112,714

  Drilling rights with regard to a portion of the undeveloped acreage may be allowed to expire before the expiration of primary terms specified in this schedule by non-payment of delay rentals.

  At December 31, 1997, EEX owned interests in 1,587 gas wells (923 net) and 1,643 oil wells (348 net) in the United States and 9 oil wells (1.125 net) in Indonesia. Of these, 72 gas wells (51.7 net) and 2 oil wells (.7 net) were dual completions in single boreholes.

  Drilling activity during the three years ended December 31, 1997, is set forth below:

                                                   1997       1996       1995
                                                ---------- ---------- ----------
                                                GROSS NET  GROSS NET  GROSS NET
                                                ----- ---- ----- ---- ----- ----
   Exploratory Wells:
     Productive................................   32  11.3   42  30.0   38  24.6
     Dry.......................................   19   8.7   32  20.7   47  26.8
                                                 ---  ----  ---  ----  ---  ----
       Total...................................   51  20.0   74  50.7   85  51.4
                                                 ===  ====  ===  ====  ===  ====
   Development Wells:
     Productive................................   75  33.2   82  54.3   41  26.4
     Dry.......................................    9   3.8    5   4.0    6   3.5
                                                 ---  ----  ---  ----  ---  ----
       Total...................................   84  37.0   87  58.3   47  29.9
                                                 ===  ====  ===  ====  ===  ====

Note: Productive wells are either producing wells or wells capable of commercial production, although currently shut-in. The term "gross" refers to the wells in which a working interest is owned, and the term "net" refers to gross wells multiplied by the percentage of EEX's working interest owned therein.

  At December 31, 1997, EEX was participating in 44 wells (26 net), which were either being drilled or in some stage of completion.

  The number of wells drilled is not a significant measure or indicator of the relative success or value of a drilling program because the significance of the reserves and economic potential may vary widely for each project. It is also important to recognize that reported completions may not necessarily correspond to capital expenditures, since Securities and Exchange Commission
(SEC) guidelines do not allow a well to be reported as completed until it is ready for production. In the case of offshore wells, this may be several years following initial drilling because of the timing of construction of platforms, pipelines and other necessary facilities.

  Additional information relating to the oil and gas activities of EEX is set forth in Note 17 of the Notes to Consolidated Financial Statements included in Appendix A to this report.

  EEX leases approximately 169,000 square feet of office space for its offices in Dallas and Houston, Texas, under leases expiring in December 1998 and September 2002.

ITEM 3. LEGAL PROCEEDINGS

  EEX is a party to lawsuits arising in the ordinary course of its business. EEX believes, based on its current knowledge and the advice of counsel, that all lawsuits and claims would not have a material adverse effect on its financial condition.

  The Texas Natural Resource Conservation Commission has named EEX a potentially responsible party ("PRP"), under a state-equivalent of CERCLA, for the cleanup of the McBay State Oil & Gas site, a former waste oil reclamation plant that operated in Grapeland, Texas from 1959 until 1987. EEX and 21 other PRP's have entered into an agreement to conduct a waste removal action at the site. The waste removal is expected to cost less than $500,000. Based upon the Company's estimated contribution of less than 1% of the waste contained at the site, EEX's exposure is not expected to exceed $5,000. However, because liability for cleanup under Superfund statutes is joint and several, it is possible that EEX would be required to bear the entire cost of cleanup. Because a number of parties have indicated they will share the costs, the imposition of the full liability on EEX is deemed remote.

  A lawsuit described in EEX's Form 10-Q for the quarter ended September 30, 1997, concerning a claim of anticipatory breach of a rig contract, was settled during the fourth quarter of 1997 resulting in a rig sharing arrangement that continues EEX's use of the rig.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  At a special meeting of shareholders held on December 19, 1997, the shareholders approved changing the name of the Company to "EEX Corporation." Listed below is the result of the vote.

           SHARES                     SHARES VOTED                                  SHARES
         VOTED "FOR"                   "AGAINST"                                 "ABSTAINING"
         -----------                  ------------                               ------------
         110,208,997                   2,778,998                                   357,744

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS The Company's common stock is traded principally on the New York Stock
Exchange. The following table shows the high and low sales prices per share of the common stock of the Company reported in the New York Stock Exchange-- Composite Transactions report for the periods shown as quoted in the Wall Street Journal.

                                                   1997              1996
                                                 -------------     -----------
                                                 HIGH      LOW     HIGH    LOW
                                                 ----      ---     ----    ---
   First Quarter................................ $12 1/4   $8 5/8  $12     $ 9
   Second Quarter...............................  11 1/4    7 3/4  11 3/8   9 5/8
   Third Quarter................................  11 13/16  7 5/16 11 1/2   8 1/4
   Fourth Quarter...............................   9 3/4     8     11 7/8   8 7/8

  At March 12, 1997, EEX had 127,067,427 outstanding shares of Common Stock held by 15,968 shareholders of record.

  There were no dividends declared on the Company's common stock in 1997 or 1996. The declaration of future dividends will be dependent upon business conditions, earnings, cash requirements and other relevant factors.

ITEM 6. SELECTED FINANCIAL DATA

  The information required hereunder is set forth under "Selected Financial Data" included in Appendix A to this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information required hereunder is set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Appendix A to this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required hereunder is set forth under "Report of Independent Auditors," "Management Report on Responsibility for Financial Reporting," "Statements of Consolidated Operations," "Statements of Consolidated Cash Flows," "Consolidated Balance Sheets," "Statements of Consolidated Shareholders' Equity," "Notes to Consolidated Financial Statements" and "Quarterly Results" included in Appendix A to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Information concerning Registrant's change of accountants was previously reported in Current Report on Form 8-K dated September 25, 1997.

                                   PART III

ITEMS 10-13.

  Pursuant to Instruction G(3) to Form 10K, the information required in Items 10-13 is incorporated by reference from EEX's definitive proxy statement filed pursuant to Regulation 14A.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)-1 FINANCIAL STATEMENTS

  The following items appear in the Financial Information section included in Appendix A to this report:

             ITEM                                                           PAGE
             ----                                                           ----
   Selected Financial Data.................................................  A-2
   Selected Operating Data.................................................  A-3
   Management's Discussion and Analysis of Finanacial
    Condition and Results of Operations....................................  A-4
   Report of Independent Auditors.......................................... A-12
   Management Report on Responsibility for Financial Reporting............. A-13
   Financial Statements:
     Statements of Consolidated Operations................................. A-14
     Statements of Consolidated Cash Flows................................. A-15
     Consolidated Balance Sheets........................................... A-16
     Statements of Consolidated Shareholders' Equity....................... A-17
     Notes to Consolidated Financial Statements............................ A-18
   Quarterly Results....................................................... A-37

(A)-2 FINANCIAL STATEMENT SCHEDULES

  The consolidated financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

(A)-3 EXHIBITS
3.1 Restated Articles of Incorporation of the Registrant as currently in effect. (1)
3.2 Bylaws of the Registrant as currently in effect. (1)
4.1 Form of Common Stock Certificate incorporated by reference to Exhibit
    4.1 to the Registration Statement of Old EEI on Form S-4 (No. 33-
    56792). (2)
4.2 Rights Agreement dated as of September 10, 1996, between the Registrant's (formerly Lone Star Energy Plant Operations) and Harris Trust Company of New York as Rights Agent, incorporated by reference to
    Exhibit 10.21 to the Registrant's Registration Statement on Form S-4 (No. 333-13241). (2)
4.3 Amended and Restricted Preferred Stock Subscription Agreement dated October 27, 1997 and effective as of September 29, 1997, among EEX Capital Inc., and UBS Securities LLC, as Placement Agent for the Holders from time to time of the Preferred Stock and EEI (not an issuer), incorporated by reference to Exhibit 4.3 to Registrant's Form 10-Q for the Quarter Ended September 30, 1997. (2)
4.4 Amended and Restated Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions thereof of Class A Cumulative Perpetual Increasing Dividend Preferred Stock of EEX Capital Inc., incorporated by reference to Exhibit 4.4 to Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30,1997.
    (2)

4.5 $150,000,000 Subordinated Note made by EEX in favor of EEX Capital, Inc., incorporated by reference to Exhibit 4.5 to Registrant's Form 10-Q for the Quarter Ended September 30, 1997. (2)
10.1  PRODUCTION SYSTEM LEASE AGREEMENT (1996-A) dated as of November 15,
      1996 among WILMINGTON TRUST COMPANY, not in its individual capacity but solely as Corporate Grantor Trustee under the Trust Agreement, and THOMAS P. LASKARIS, not in his individual capacity but solely as Individual Grantor Trustee under the Trust Agreement, Lessor and
      ENSERCH EXPLORATION, INC., Lessee. (1)
10.2  PRODUCTION SYSTEM LEASE AGREEMENT (1996-B) dated as of November 15,
      1996 among WILMINGTON TRUST COMPANY, not in its individual capacity but solely as Corporate Grantor Trustee under the Trust Agreement, and THOMAS P. LASKARIS, not in his individual capacity but solely as Individual Grantor Trustee under the Trust Agreement, Lessor and
      ENSERCH EXPLORATION, INC., Lessee. (1)
10.3 Participation Agreement between EP Operating Limited Partnership and Mobil Producing Texas and New Mexico Inc. incorporated by reference to
      Exhibit 10.6 to the Registration Statement of Old EEI on Form S-4 (No. 33-56792). (2)
10.4 Stock Purchase Agreement, dated as of April 12, 1995, by and between PG&E Enterprises, as Seller and Old EEI, as Buyer, incorporated by reference to Exhibit 10 to ENSERCH's Current Report on Form 8-K dated May 26, 1995. (2)
10.5  Credit Agreement, dated as of May 1, 1995, among Registrant as
      Borrower, Texas Commerce Bank National Association, as Administrative Agent, The Chase Manhattan Bank, N.A., as Syndication Agent, Chemical Bank, as Auction Agent, and The Lenders now or hereafter Parties hereto, amended by First Amendment dated September 16, 1996, Second Amendment dated June 27, 1997, Third Amendment, dated September 25, 1997, and Fourth Amendment dated December 15, 1997. (1)
10.6 Tax Sharing Agreement, dated as of January 1, 1995, between ENSERCH and Old EEI, incorporated by reference to Exhibit 10.21 to the Registration Statement of Old EEI on Form S-2 (No. 33-60461).(2)
10.7 Tax Allocation Agreement among ENSERCH, the Registrant and Texas Utilities Company incorporated by reference to Annex A-3 to the Agreement and Plan of Merger filed as Exhibit 2 to the Registrant's Registration Statement on Form S-4 (No. 333-13241). (2)
10.8 Tax Assurance Agreement between ENSERCH and the Registrant incorporated by reference to Annex A-4 to the Agreement and Plan of Merger filed as
      Exhibit 2 to the Registrant's Registration Statement on Form S-4 (No. 333-13241). (2)
10.9 Purchase and Sale Agreement, dated February 12, 1998, between EEX Operating L.P. and Registrant as Seller and Cross Timbers Oil Company, as Buyer. (1)
10.10 Exploration and Participation Agreement, dated June 20, 1997, by and between Old EEI and Enterprise Oil Gulf of Mexico, Inc. (1)

EXECUTIVE COMPENSATION
(EXHIBITS 10.11 THROUGH 10.15)

10.11 Enserch Exploration, Inc. Revised and Amended 1996 Stock Incentive Plan incorporated by reference to Annex A-2 to the Agreement and plan of Merger filed as Exhibit 2 to the Company's Registration Statement on Form S-4 (No. 333-13241). (2)
10.12 The Registrant's Deferred Compensation Plan effective as of July 1, 1997, incorporated by reference to Exhibit 10.12 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
      (2)
10.13 Deferred Compensation Trust, effective as of July 1, 1997, incorporated by reference to Exhibit 10.13 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997. (2)
10.14 Form of Change of Control Agreement executed by certain executive officers of the Company, filed as Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 1996 of Old EEX. (2)

10.15 Form of Employment Agreement executed by certain executive officers of the Registrant, incorporated by reference to Exhibit 10.20 to the
      Annual Report on Form 10-K for the year ended December 31, 1996 of Old EEI. (2)
21    Subsidiaries of the Registrant. (1)
23.1 Consent of Ernst & Young LLP, including consent to incorporation by reference in Registration Statements on Form S-8 (No. 333-24595 and No. 333-41979). (1)
23.2  Consent of Netherland, Sewell & Associates, Inc. (1)
23.3  Consent of DeGoyler & MacNaughton. (1)
27.1  Financial Data Schedule--December 31, 1997. (1)
27.2 Financial Data Schedules--September 30, 1997; June 30, 1997; March 31, 1997; and December 31, 1996. (1)
27.3 Financial Data Schedules--September 30, 1996; June 30, 1996; March 31, 1996; December 31, 1995; and December 31, 1994. (1)
--------
  Long-term debt is described in the Notes to Consolidated Financial Statements included in Appendix A to this report. EEX agrees to provide the Commission, upon request, copies of instruments defining the rights of holders of such long-term debt, which instruments are not filed herewith pursuant to Paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K.

(1) Filed herewith.

(2) Incorporated by reference.

(B) REPORTS ON FORM 8-K

  Current Report on Form 8-K dated October 15, 1997, was filed on October 16, 1997 (third quarter 1997 results of operations), Current Report on Form 8-K dated December 16, 1997, was filed on December 17, 1997 (announcement of successful deepwater discovery) and Current Report on Form 8-K dated December 19, 1997 was filed on December 22, 1997 (result of vote on proposal at Special Meeting of Shareholders held on December 19, 1997).

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                          EEX Corporation

                                          By:      /s/ T. M Hamilton
                                             ----------------------------------
                                                     T. M Hamilton,
                                                 Chairman and President
March 17, 1998

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                                   DATE

By:      /s/ T. M Hamilton
                                                  March 17, 1998
  ----------------------------------
     T. M Hamilton Chairman and
 President, Chief Executive Officer

        /s/ R. S. Langdon
  ----------------------------------              March 17, 1998
    R. S. Langdon Executive Vice
       President, Finance and
   Administration, Chief Financial
               Officer

        /s/ R. E. Schmitz
                                                  March 17, 1998
  ----------------------------------
  R. E. Schmitz Vice President and
             Controller

         /s/ F. S. Addy
  ----------------------------------              March 17, 1998
             F. S. Addy
              Director

   /s/ B. A. Bridgewater, Jr.
  ----------------------------------              March 17, 1998
   B. A. Bridgewater, Jr. Director

        /s/ F. M. Lowther
  ----------------------------------              March 17, 1998
       F. M. Lowther Director

        /s/ M. P. Mallardi
  ----------------------------------              March 17, 1998
       M. P. Mallardi Director

                                                                      APPENDIX A

                                EEX CORPORATION

                         INDEX TO FINANCIAL INFORMATION
                               DECEMBER 31, 1997

                                                                            PAGE
                                                                            ----
Selected Financial Data...................................................   A-2
Selected Operating Data...................................................   A-3
Management's Discussion and Analysis of Financial Condition and Results of
 Operations...............................................................   A-4
Report of Independent Auditors............................................  A-12
Management Report on Responsibility for Financial Reporting...............  A-13
Financial Statements:
  Statements of Consolidated Operations...................................  A-14
  Statements of Consolidated Cash Flows...................................  A-15
  Consolidated Balance Sheets.............................................  A-16
  Statements of Consolidated Shareholders' Equity.........................  A-17
  Notes to Consolidated Financial Statements..............................  A-18
Quarterly Results.........................................................  A-37

                                EEX CORPORATION

                            SELECTED FINANCIAL DATA
                        (RESTATED, SEE NOTE (A) BELOW)

  The financial data as of and for the years ended December 31, 1993 through 1997 were derived from the audited consolidated financial statements of the Company and should be read in connection with the consolidated financial statements and related notes included elsewhere herein.

                                AS OF OR FOR YEAR ENDED DECEMBER 31,
                         -------------------------------------------------------
                           1997        1996      1995(b)      1994       1993
                         ---------  ----------  ----------  ---------  ---------
                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA
 Revenues............... $ 314,213  $  338,146  $  237,358  $ 191,866  $ 200,458
                         =========  ==========  ==========  =========  =========
 Net (Loss)............. $(216,103) $  (36,801) $  (42,585) $ (50,733) $ (24,193)
                         =========  ==========  ==========  =========  =========
 Pro forma
  information--Change
  in tax status(c)
  (Loss) before income
   taxes................                                    $ (50,477) $ (26,857)
  Income taxes
   (benefit)............                                      (17,591)    (9,295)
                                                            ---------  ---------
 Net (Loss).............                                    $ (32,886) $ (17,562)
                                                            =========  =========
 Basic and Diluted Net
  (Loss) per Share (pro
  forma for
  years prior to
  1995)(d).............. $   (1.71) $    (0.29) $    (0.38) $   (0.31) $   (0.16)
                         =========  ==========  ==========  =========  =========
BALANCE SHEET DATA
 Total Assets........... $ 807,789  $1,195,454  $1,180,238  $ 812,871  $ 624,383
                         =========  ==========  ==========  =========  =========
CAPITAL STRUCTURE
 Short term borrowings.. $   5,000
 Capital lease
  obligations...........   241,735  $  244,985  $   98,043  $ 155,855
 Long--term debt........    25,000     115,000     160,000             $ 298,000
 Company--obligated
  mandatorily
  redeemable preferred
  securities of
  subsidiary............               150,000     150,000
 Minority interests in
  preferred stock of
  subsidiary............   100,000
 Owners' equity.........   274,663     490,406     525,992    364,828    311,423
                         ---------  ----------  ----------  ---------  ---------
   Total................ $ 646,398  $1,000,391  $  934,035  $ 520,683  $ 609,423
                         =========  ==========  ==========  =========  =========

--------
(a) The consolidated financial statements for periods prior to 1997 have been restated for a merger with a company under common control and for a change to the successful efforts method of accounting. See Notes 1 and 3 of Notes to Consolidated Financial Statements for further information.

(b) 1995 includes results of Dalen Corporation since acquisition on June 8, 1995.

(c) Prior to December 30, 1994, the operations of EEX were conducted through Enserch Exploration Partners, Ltd., a partnership. Pro forma net (loss) and per share data for periods prior to 1995 include a pro forma provision for income taxes on partnership operations based on the applicable federal statutory rate.
(d) The per share amounts for periods prior to 1997 have been restated as required to comply with Statement of Financial Standards No. 128 "Earnings Per Share". See Note 2 of Notes to Consolidated Financial Statements for further information.

                                EEX CORPORATION

                            SELECTED OPERATING DATA

                                         AS OF OR FOR YEAR ENDED DECEMBER 31,
                                       -----------------------------------------
                                        1997    1996     1995    1994     1993
                                       ------ -------- -------- ------- --------
                                        (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Sales volume
  Natural gas (Bcf)..................    84.5    100.5     90.2    67.1     70.0
  Oil and condensate (MMBbls)........     4.7      5.1      3.4     2.0      2.1
  Natural gas liquids (MMBbls).......      .7       .6       .5      .2       .3
    Total volumes (Bcfe)(a)..........   116.9    135.0    113.4    80.5     84.9
Average sales price
  Natural gas (per Mcf)..............  $ 2.36 $   2.17 $   1.74 $  2.15 $   2.09
  Oil and condensate (per Bbl).......   19.19    19.40    16.86   15.38    17.24
  Natural gas liquids (per Bbl)......   13.80    12.27     9.38   10.85    12.09
    Total (per Mcfe)(a)..............    2.57     2.40     1.93    2.21     2.21
Costs and expenses (per Mcfe)(a)(b)
  Production and operating(c)........  $  .42 $    .52 $    .44 $   .39 $    .37
  Exploration........................     .60      .69      .68     .77      .43
  Depreciation and amortization......    1.24     1.26      .99     .88      .58
  General, administrative and other..     .24      .26      .26     .25      .35
  Taxes, other than income...........     .15      .16      .17     .16      .19
Net Wells
  Drilled............................      57      109       81      74       79
  Productive.........................      44       84       51      44       64
Proved Reserve Data (at year end)
  Natural Gas (Bcf)..................   460.2  1,216.2  1,362.8 1,041.7  1,086.5
  Oil and condensate (MMBbls)(d).....    23.8     59.2     71.5    50.6     39.3
    Total (Bcfe)(a)..................   603.2  1,571.5  1,791.8 1,345.3  1,322.3
Standardized Measure of Discounted
 Future Net Cash Flows (in millions).  $619.1 $1,715.1 $1,227.4 $ 879.3 $1,102.6

--------
(a) Oil and natural gas liquids are converted to Mcf equivalents (Mcfe) on the basis of one barrel equals 6.0 Mcfe.
(b) Excludes unusual and non-recurring expenses.
(c) Excludes related production, severance and ad valorem taxes.
(d) Reserves include natural gas liquids attributable to leasehold interests.

                                EEX CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

  Certain statements in this report, including statements of EEX's and management's expectations, intentions, plans and beliefs, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to certain events, risks and uncertainties that may be outside EEX's control. See Part I, Forward Looking Statements--Uncertainties and Risks for further information.

OVERVIEW

  In 1997, EEX Corporation ("EEX") became a separate company wholly independent of its former majority owner, ENSERCH Corporation ("ENSERCH"), a public utility. This transition to independent status coupled with the engagement of a new senior management team resulted in a significant restructuring of the Company's assets and operations. Early in the year, EEX's management team completed a preliminary evaluation of the Company's prior operations and announced a new business strategy designed to maximize shareholder value as an independent company. A critical part of the strategy development process included comparisons of past key operating statistics with a group of peer independent producers, evaluations of non-core properties for possible disposal, and reviews of proved non-producing reserves in core areas. Key elements of the newly adopted strategy include near and long term goals designed to reduce operating costs, accelerate the development of reserves and improve the capital investment program through the reduction of finding costs and enhanced reserve replacements. The more significant impacts of implementing this strategy in 1997 are included in the discussion below.

REDUCE OPERATING COSTS

  Operating costs consisting of production, general and administrative and taxes other than income, totaled $0.94 per Mcfe in 1996, substantially higher than EEX's peer companies. Management's long term goal is to reduce operating costs to $0.55 per Mcfe primarily through staff reductions, production efficiencies and the sale or trade of high cost, high overhead non-core assets, primarily onshore U.S. Various initiatives are currently in progress to achieve these goals. Several packages of properties were sold during 1997 and EEX recorded gains totaling $53 million pre-tax ($34 million after tax). The Corporate headquarters were relocated to Houston, Texas, in early August, and a formal plan to reduce the oil and gas employee count from over 500 to less than 200 was announced. EEX recorded an unusual charge of $27 million in 1997 primarily for severance costs. Operating costs totaled $0.81 per Mcfe in 1997, reflecting property sales and the cost reduction initiatives described above.

DEVELOP NON-PRODUCING RESERVES

  EEX had a large inventory of proved, non-producing reserves at year end 1996. During the second quarter of 1997, several industry specialist companies were commissioned to assist management in undertaking field studies with the objective of converting these reserves to a producing status. The results of the evaluations were disappointing. EEX immediately began an in-depth review and evaluation of its reserves. As part of this review, EEX also reassessed the reservoir performance and economic potential of the Cooper project which indicated a major reduction in proven reserves for the project was required. On August 5, 1997, based on preliminary results, EEX announced that it expected a downward revision of 500 to 700 Bcfe in its non-producing reserves, primarily in East Texas and the Cooper project. At the end of the third quarter 1997, again based on preliminary results, EEX announced that downward revisions were expected to be 670 Bcfe.

  Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" (SFAS 121) provides for the recognition of losses when events or changes in circumstances indicate that the carrying value of long-lived assets may not be realized. The Company estimates fair values using the present value of expected future cash flows for each significant oil and gas field together with additional information (e.g., ongoing negotiations or offers for properties offered for sale) where available. Amongst other factors, the Company looks for an indication of impairment by comparing the carrying value of its properties to the estimated future net revenues to be generated by producing or selling these reserves. The book value of properties held for production (use) for which undiscounted expected future net revenues are less than book value and properties scheduled for disposal is adjusted to the lower of cost or fair value. Accordingly, as a result of the third quarter reserve revisions and the application of SFAS 121, EEX reduced the value of its oil and gas properties by $210 million in the third quarter 1997 to reflect the lower of cost or fair value for impaired properties.

  EEX subsequently determined that its East Texas properties were no longer core assets and packaged them for sale. Based on the estimated net realizable value of these properties, EEX recognized an additional $40 million impairment in the fourth quarter. Downward revisions in the final year-end reserve report prepared by Netherland, Sewell and Associates, Inc. (N&S) totaled 712 Bcfe for the year, requiring an additional $10 million impairment of the carrying value of certain properties in the fourth quarter 1997, increasing the total impairment for the year to $260 million. EEX presently expects to continue to trade or sell existing onshore assets with the intent of exiting the onshore U.S. Further, EEX expects that the fair value of its remaining onshore properties is in excess of their book value.

REDUCE FINDING COSTS AND INCREASE RESERVE REPLACEMENT PERCENTAGE

  The Company's long-term goal is to significantly reduce finding costs to less than $4 per barrel and to replace at least 250% of annual production. The strategies to realize these goals include the following: concentrate exploration activities in areas with significant reserve potential, primarily in the offshore deepwater U.S. Gulf of Mexico and selected international countries; execute an orderly exit strategy from current onshore U.S. activities and limit onshore exploration activities to selected plays; upgrade exploration staff; and minimize financial exposure to dry holes. EEX has an active exploration program in the deepwater Gulf of Mexico and recently announced a discovery at Llano. Three additional wildcat wells will be spudded late in the first quarter or early second quarter 1998 and the Llano well will be reentered for deepening and further evaluation. The Company is actively pursuing several international opportunities and recently announced exploration ventures in Turkey. Onshore exploration activities have been limited primarily to three areas: the Delaware Basin of West Texas, Hardeman Basin of North Central Texas and Anadarko basin of Oklahoma, with positive results. In conjunction with limited onshore exploration activity, the exploration staff has been reduced by over 40% since year end 1996. Seismic expenditures and costs of acquiring and holding the onshore leasehold inventory will be further reduced in 1998. The Company executed three agreements in 1997 which reduce financial exposure to dry holes in the near term. A joint venture agreement with Enterprise Oil Plc was executed to evaluate EEX's portfolio of blocks in the deepwater Gulf of Mexico. Under this agreement Enterprise will pay the first $65 million to fund EEX's exploratory drilling costs and an additional $35 million is available for evaluation and development, depending on drilling success. EEX estimates that as many as 10 to 12 exploration wells will be covered by this agreement. In the Hardeman basin, EEX's share of drilling and completion costs will be paid by Key Production, who purchased a 20% interest and is the operator on the first 20 exploratory wells drilled in the project. Lariat, who purchased a 25% interest and is the operator of the Oklahoma properties, will carry EEX for a 50% working interest in $7 million of exploratory drilling.

REORGANIZATION

  EEX is an independently owned energy exploration company involved in both domestic and international oil and gas exploration and production. EEX also provides operation and maintenance services, under contract, to three cogeneration plants. Prior to August 5, 1997, Enserch Exploration, Inc. ("Old EEI") was approximately 83% owned by ENSERCH.

  On August 5, 1997, the merger of ENSERCH and Texas Utilities Company and the related merger of Old EEI and Lone Star Energy Plant Operations, Inc. ("LSEPO") were completed. Under the terms of the Old EEI/LSEPO merger, LSEPO changed its name to "Enserch Exploration, Inc." ("EEI"), shares of Old EEI were automatically converted into shares of EEI on a one-for-one basis in a tax-free transaction, EEI issued 691,631 shares of common stock to ENSERCH in exchange for outstanding LSEPO common stock and ENSERCH distributed to its shareholders, on a pro rata basis, all of the shares of EEI common stock it owned. In addition, the merger fixed LSEPO's working capital at $3.5 million. For financial reporting purposes, the Old EEI/LSEPO merger was treated as a combination of entities under common control. Accordingly, the operations and assets and liabilities of Old EEI and LSEPO have been recorded at their historical amounts in the accompanying consolidated financial statements. The number of common shares outstanding for all periods has been increased to reflect the 691,631 additional shares issued in the merger. The Restated Articles of Incorporation of EEI authorized 400 million shares of common stock with a par value of $.01. This change has been reflected in the accompanying consolidated financial statements. On December 19, 1997 a special meeting of shareholders was held at which the name of EEI was changed to EEX Corporation.

RESULTS OF OPERATIONS

  EEX adopted the successful efforts method to account for its oil and gas operations in the third quarter of 1997 and all prior period financial statements have been restated. See Note 3 of Notes to Consolidated Financial Statements for additional information. The following discussions of operating results are based on those restated amounts.

  EEX reported a 1997 net loss of $216 million ($1.71 per share), versus a net loss of $37 million ($.29 per share) in 1996 and a net loss of $43 million ($.38 per share) in 1995.

  As discussed above, 1997 was a year of change for EEX and the results of operations for 1997 were impacted by the following unusual items:

    . A $204 million after-tax ($260 million pre-tax) charge for impairment of producing oil and gas properties required by SFAS 121. This impairment will reduce future depreciation and amortization expense.

    . A gain on sales of property, plant and equipment of $34 million after-tax ($53 million pre-tax).

    . An unusual charge, primarily severance, of $18 million after-tax ($27 million pre-tax) related to the reorganization and restructuring of operations and the relocation of corporate headquarters to Houston, Texas.

  In the following comparisons of results of operations, 1997 results have been adjusted to exclude the unusual items described above. Results of operations for 1996 and 1995 have also been adjusted to exclude gains on sales of property, plant and equipment of $20 million and $10 million after-tax ($30 million and $15 million pre-tax), respectively.

1997 RESULTS OF OPERATIONS COMPARED WITH 1996

  Revenues for 1997 were $314 million, $24 million (7%) lower than 1996. Natural gas revenues, 8% lower than 1996, were impacted by a 9% increase in average prices, offset by a 16% decrease in production due to sales of non-core properties. The average natural gas sales price per thousand cubic feet
(Mcf) was $2.36 in 1997 compared with $2.17 in 1996. Natural gas production for 1997 was 84 billion cubic feet (Bcf), compared with 101 Bcf in 1996. Oil revenues decreased $7 million (8%) due to sales of non-core properties and a decrease in the average crude oil sales price per barrel to $19.19 in 1997 from $19.40 in 1996. Crude oil production was 4,743 thousand barrels (MBbls),compared with 5,080 MBbls in 1996.

  Costs and expenses, excluding the unusual items described above, were down 20% in 1997 compared to 1996. Production and operating expenses decreased 30% from 1996 as a result of properties sold, capitalization of the Cooper Project operating lease in December 1996, and an ongoing cost reduction program initiated in 1997. Exploration expenses decreased 25% due primarily to a change in focus to offshore and international and the curtailment of the onshore exploration program during 1997. Exploration expenses are expected to be at lower levels in the future due to reduction of exploration staff levels, major curtailment of onshore exploration and reduction of the financial exposure, in the near term, to deep water Gulf of Mexico dry hole costs resulting from the offshore exploration joint venture. See Offshore Exploration Joint Venture below. Taxes, other than income decreased 20% from 1996 primarily due to property sales.

  Interest and other financing costs for 1997 were $31 million, a $3.5 million (13%) increase from 1996 as a result of the impact of capitalization of the Cooper Project operating lease in December 1996 and refinancing of preferred securities of subsidiaries. Excluding interest associated with capitalized Cooper project leases and financing costs for preferred securities of subsidiaries, interest and other financing costs were unchanged from 1996.

1996 RESULTS OF OPERATIONS COMPARED WITH 1995

  EEX reported a 1996 net loss of $37 million ($.29 per share), versus a net loss of $43 million ($.38 per share) in 1995. Results for 1996 were adversely impacted by nonrecurring charges of $2.8 million after tax ($4.3 million pre-tax) related to preparation for the Company's separation from ENSERCH and associated management changes. The year to year improvement is primarily attributable to higher commodity prices in 1996 and a full year's contribution to production volumes from properties acquired in 1995 and the Cooper Project. Operating loss was $32 million in 1996, compared with an operating loss of $49 million in 1995.

  Revenues for 1996 were $338 million, a $101 million (42%) increase from 1995, reflecting a $61 million (39%) increase in natural gas revenues, and a $42 million (74%) improvement in oil and other revenues. The average natural gas sales price per Mcf was $2.17 in 1996 compared with $1.74 in 1995. Natural gas production increased to 101 Bcf in 1996, 11% higher than in 1995. The higher natural gas volumes primarily resulted from 1996 operations containing a full year of production from the properties acquired in the acquisition of DALEN Corporation in June 1995. Higher oil revenues in 1996 reflect a 15% improvement in the average sales price and a 52% increase in sales volumes due primarily to the continued development of the Cooper Project and the DALEN acquisition.

  Production and operating expenses for 1996 were $21 million (41%) higher than in 1995, primarily due to a full year's activity from the Cooper Project (up $15 million), and the properties acquired in the DALEN acquisition. Exploration expenses were 22% higher in 1996, reflecting increased abandoned leasehold and dry hole cost, partially offset by lower seismic expenditures. General and administrative expenses increased $5.1 million from 1995, reflecting a full year's impact of the DALEN acquisition and $3.4 million for costs associated with preparation for the Company's separation from ENSERCH and related management changes.

  Interest and other financing costs for 1996 were $27 million, compared with $18 million in 1995. Interest in 1996 includes a full year's impact from the debt incurred to finance the DALEN acquisition in June 1995 and the Cooper Project capital lease, partially offset by the reduction in debt from proceeds of property sales. Interest on the Cooper Project capital lease was deferred through September 1995, the date of first production.

OIL AND GAS MARKET VOLATILITY

  Results of operations are largely dependent upon the difference between the prices received for oil and gas produced and the costs of finding and producing such resources. On an energy equivalent basis, gas reserves at January 1, 1998 constituted approximately 76% of total reserves, and gas production accounted for approximately 72% of total production for 1997. Accordingly, variations in gas prices have a more significant impact on operations than variations in oil prices. Gas production as a percentage of total production is expected to decrease as a result of exiting current onshore U.S. assets and development of the offshore Gulf of Mexico properties.

  A portion of the risk associated with fluctuations in the price of oil and natural gas is managed through the use of hedging techniques such as oil and gas swaps, collars and futures agreements. EEX fixed the price on 1997 production volumes of 70 Bcf of natural gas (83% of production) at an average price of $2.61 per Mcf and 2,587 MBbls of oil (48% of production) at an average price of $20.96 per Bbl. In total oil and gas price hedging activities decreased 1997 and 1996 revenues by $11 million and $20 million, respectively and increased revenues $.1 million in 1995.

  At December 31, 1997 EEX had outstanding swaps, collars and futures agreements that were entered into as hedges extending through December 31, 1998, to exchange payments on 38 Bcf of natural gas and 720 MBbls of oil. At December 31, 1997, the weighted average strike price and market price per Mcf of natural gas was $2.37 and $2.34, respectively, and the weighted average strike price and market price per barrel of oil was $19.25 and $17.74, respectively. At December 31, 1997, there were $2.3 million of net unrealized and unrecognized hedging gains based on the difference between the strike price and the New York Mercantile Exchange futures price for the applicable trading months of 1998. In addition, there were $1.9 million of realized gains on hedging activities that were deferred and will be applied as an increase in revenues in the applicable month of physical sale of production in 1998.

IMPAIRMENT OF PRODUCING OIL AND GAS PROPERTIES

  In the third quarter of 1997, EEX adopted the successful efforts method of accounting in order to be on a comparable basis with its peer group. Adoption of the successful efforts method required EEX to comply with the requirements of SFAS 121. SFAS 121 provides for the recognition of losses when events or changes in circumstances indicate that the carrying value of long-lived assets may not be realized. When there is evidence that the cost of such assets may not be realized based upon periodic evaluation, SFAS 121 requires the carrying values of long-lived assets be written down to fair values. The Company estimates fair values using the present value of expected future cash flows for each significant oil and gas field.

  In the fourth quarter of 1997, EEX completed a review and evaluation of the commercial feasibility of its oil and gas reserves. Based upon this review, a downward revision of 712 billion cubic feet of gas equivalent was recorded to EEX's oil and natural gas reserves, primarily in behind pipe and proved undeveloped reserves in East Texas and the Cooper Project offshore in the deep-water Gulf of Mexico.

  As a result of the downward revision of reserves, the Company reexamined the carrying value of its properties as a part of the overall process. In order to determine whether its assets had been impaired, EEX grouped its producing properties by fields, which it believes is the lowest level for which cash flows are reasonably and separately identifiable, and determined that anticipated future cash flows based on the revised reserve estimates and development plans were insufficient to recover the carrying value of certain fields. Accordingly, the carrying value of such fields was reduced to fair value, and EEX recorded a $204 million after-tax, ($260 million pre-tax) charge for impairment in 1997.

OIL AND GAS RESERVES

  EEX's natural gas reserves at January 1, 1998, as estimated by Netherland, Sewell & Associates, Inc., independent petroleum consultants, were 460 Bcf, compared with 1.22 trillion cubic feet the year earlier. Oil and condensate reserves, including natural gas liquids, were 24 MMBbls compared with the year earlier level of 59 MMBbls. In the fourth quarter of 1997, EEX completed a review and evaluation of the commercial feasibility of its non-producing oil and gas reserves. Based upon this review, EEX's reserves were reduced by 623 Bcf of natural gas and 15 MMBbls of oil and condensate, 712 billion cubic feet of gas equivalent, primarily in behind pipe in East Texas and proved undeveloped reserves in the Cooper Project. See OVERVIEW Develop Non-producing Reserves above for further information.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

  EEX generated sufficient cash flows from operations and property sales to fund its capital requirements and reduce financings, including preferred stock of subsidiaries, by $138 million. Net cash flows from operating activities were $187 million, an increase of $78 million over 1996 largely due to reduced costs and expenses in 1997 and changes in current operating assets and liabilities. Net cash flows used for investing activities in 1997 were $55 million, a $22 million increase from 1996.

  EEX intends to utilize substantially all of its internally generated cash flows for growth of the business and expects to have sufficient cash flow from operations and the ongoing monetization of non-core assets to fund its business plans. Borrowings under EEX's credit facilities may be used to supplement temporary cash flow needs. EEX does not anticipate paying cash dividends in the foreseeable future.

CAPITAL STRUCTURE

  In 1997, EEX redeemed, at the stated value of $150 million, all the outstanding mandatorily redeemable preferred securities of a subsidiary. The redemption was funded by private sales of new issues of preferred securities by EEX subsidiaries. The new preferred securities are redeemable at the option of the subsidiaries and $50 million was redeemed in late 1997. Debt at December 31, 1997 represented 50% of total capitalization, as defined, compared to 51% of total capitalization at December 31, 1996. The reduction in total capitalization at December 31, 1997 was due to the reduction in shareholders' equity from non-cash impairment of producing oil and gas properties, redemption of preferred securities of subsidiaries and reduction of the funding required from the bank revolving credit agreement.

  On February 27, 1998, EEX announced a one-year program to repurchase up to
12.7 million, or 10% of the Company's outstanding common shares, at an aggregate cost not to exceed $125 million. Stock may be purchased in open market or negotiated transactions, or any other manner deemed appropriate by management. The timing and terms of any purchases will be at the discretion of EEX management.

CAPITAL BUDGET

  Planned 1998 capital expenditures will range from $150 million to $170 million, compared with actual expenditures of $180 million in 1997 and $174 million in 1996. Not included in planned 1998 capital expenditures are the purchase of an additional participation interest in the Tuban block in Indonesia of $40 million and approximately $40 to $50 million of carried interest costs resulting from both offshore and onshore exploration agreements. Capital expenditure amounts also exclude costs of offshore equipment and facilities financed under operating lease arrangements of $25 million in 1996 and $24 million in 1995.

OFFSHORE EXPLORATION JOINT VENTURE

  On July 1, 1997 EEX announced an agreement with Enterprise Oil Plc ("Enterprise") to participate in an exploration venture to evaluate EEX's portfolio of offshore blocks in the deep water of the Gulf of Mexico.

  The agreement, covering approximately 78 blocks primarily in the areas of Garden Banks, Green Canyon and Mississippi Canyon, was closed on September 15, 1997 and all required governmental approvals have been obtained. Excluded from the agreement are reserves at Green Canyon 254 (Allegheny Project) and reserves and production facilities at Mississippi Canyon 441 and Garden Banks 388 (Cooper Project).

  Under the agreement, Enterprise will pay $65 million, which will be used to fund EEX's exploration drilling costs and in return received an immediate assignment of 50% of EEX's deep water portfolio. A further $35 million to be funded by Enterprise is contingent on drilling successes and the announcement of at least two commercial developments. Enterprise became a full partner in the relevant Joint Operating Agreements.

  The companies intend to conduct a 10 to 12 well drilling program over the next two and one-half years utilizing two rigs capable of drilling in water depths of approximately 3,500 feet. The rigs are under long-term contract to EEX at attractive day rates. The first well was spudded on the Llano prospect in Garden Banks 386 and EEX announced a discovery in December 1997. The well encountered a number of hydrocarbon bearing intervals located between depths of 23,000 and 25,000 feet. Drilling was suspended at a total measured depth of 25,342 feet prior to reaching the primary objective when the well reached pressure limitations for the semi-submersible rig on location. On January 16, 1998 EEX announced completion of a letter of intent to acquire use of a semi-submersible rig for purposes of deepening and appraising this discovery. This rig is expected to begin drilling late in the first quarter of 1998. The next three wells in this program are expected to be spudded late in the first quarter or early in the second quarter of 1998.

YEAR 2000 ISSUE

  EEX is continuing its efforts towards addressing the Year 2000 issue as it relates to any potential impact on the Company's operations. Evaluations of the Company's internal systems, primarily focused on the financial systems, have been initiated and will be complete by the end of 1998. To date, preliminary studies have yielded potential problem areas with some applications. Most of these applications which have potential Year 2000 deficiencies are third party applications provided by outside vendors, and in each case the deficiencies are being addressed by the software vendor. Any in-house applications developed by EEX will be modified before the end of 1998 and reviewed by an independent entity with expertise in this area. In all cases the cost of Year 2000 compliance is considered immaterial.

  During 1998 the Company will be conducting an independent review of operational (field) systems which are the responsibility of third party companies doing business with EEX. This Year 2000 review will include any operational system on which any EEX-sanctioned work is performed, and will include both hardware and software subsystems. Any third party companies doing business with EEX found not to be adequately addressing the Year 2000 issue will be identified in the review, along with the potential impact of non-compliance by the vendor. As such, the Company at this time cannot adequately assess the extent to which further actions will be required, and cannot at this time make any statements as to whether or not this issue will have a material affect upon future operations.

FOURTH QUARTER RESULTS

  The fourth quarter 1997 net loss was $19 million ($.15 per share), compared with a net loss of $11 million ($.08 per share) for the same period of 1996. Operating income for 1997 was $6.3 million versus an operating loss of $12 million for the same period of 1996. The increased fourth quarter 1997 loss results from the after-tax impact of a non-cash charge for impairment of producing oil and gas properties and dividend requirements for the preferred securities of subsidiary, partially offset by gain on sales of property, plant and equipment. The impairment results principally from the East Texas properties which were packaged for sale and were written down to their estimated net realizable value. See Overview Develop Non-producing Reserves above and Recent Developments below.

RECENT DEVELOPMENTS

  On February 25, 1998, EEX announced that it had entered into an agreement to sell substantially all of its properties in East Texas and North Louisiana, representing proved reserves of approximately 250 billion cubic feet equivalent of natural gas, for $265 million. The effective date of the sale is January 1, 1998 with the closing expected in the second quarter of 1998. As a part of the sale, EEX will retain an obligation to deliver approximately 30 Bcf of natural gas under a long-standing agreement with Encogen One Partners, Ltd. This sale was made pursuant to EEX's previously announced strategy to re-deploy the value of its onshore U.S. properties into Gulf of Mexico and International opportunities. Proceeds from the sale will be used to fund the purchase of additional interests in Indonesia and to provide additional financial flexibility.

  On February 10, 1998, EEX announced that it entered into an agreement with Risjad Salim Petroleum (Tuban) Ltd. ("RSP") to acquire, as of January 1, 1998, RSP's 25% participation interest in the Tuban Production Sharing Contract located on the island of Java in Indonesia. This transaction will increase EEX's interest in the Tuban block to 50%. In addition to several exploration prospects, the Tuban block contains the Mudi field. EEX will pay approximately $40 million plus a portion of future net profits for the RSP interest. The transaction is expected to close before April 30, 1998.

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders of EEX Corporation

  We have audited the accompanying consolidated balance sheets of EEX Corporation and subsidiaries (the Company), as of December 31, 1997 and 1996, and the related statements of consolidated operations, owners' equity, and consolidated cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EEX Corporation and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

  As discussed in Note 3 to the consolidated financial statements, in 1997 the Company adopted the successful efforts method of accounting for its oil and gas producing activities.

                                              ERNST & YOUNG LLP

Houston, Texas
February 13, 1997

          MANAGEMENT REPORT ON RESPONSIBILITY FOR FINANCIAL REPORTING

  The management of EEX Corporation is responsible for the preparation and integrity of the financial statements and other information contained in this report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States and include amounts that represent management's best estimates and judgments. Management has established practices and procedures designed to support the reliability of the estimates and minimize the possibility of a material misstatement.

  Management has established and maintains internal accounting controls that provide reasonable assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition and the prevention and detection of fraudulent financial reporting. The system of internal control is supported by written policies and procedures and the control environment is regularly evaluated by both
EEX Corporation's internal auditors and Ernst & Young, LLP, the Company's independent auditors. The Board of Directors maintains an Audit Committee composed of Directors who are not employees. The Audit Committee meets periodically with management, the independent auditors and the internal auditors to discuss significant accounting, auditing, internal accounting control and financial reporting matters related to EEX Corporation. The independent auditors and the internal auditors have free access to the Audit Committee.

  Management believes that, as of December 31, 1997, the overall system of internal accounting controls is sufficient to accomplish the objectives described herein.

  Thomas M. Hamilton        Richard S. Langdon            Ray E. Schmitz
  Chairman, President and   Executive Vice President,     Vice President and
  Chief Executive Officer   Finance and Administration,   Controller
                            Chief Financial Officer

February 13, 1998

                                EEX CORPORATION

                     STATEMENTS OF CONSOLIDATED OPERATIONS

                                              YEAR ENDED DECEMBER 31
                                      ------------------------------------------
                                          1997           1996          1995
                                      -------------  ------------- -------------
                                                            (RESTATED)
                                                     ---------------------------
                                      (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Revenues
  Natural gas.......................  $     199,754  $    217,968  $    157,308
  Oil and condensate................         91,029        98,529        56,525
  Natural gas liquids...............          9,161         8,099         4,859
  Cogeneration operations...........         13,297        11,400        16,507
  Other.............................            972         2,150         2,159
                                      -------------  ------------  ------------
     Total..........................        314,213       338,146       237,358
                                      -------------  ------------  ------------
Costs and Expenses
  Production and operating..........         48,960        70,325        49,792
  Exploration.......................         70,599        93,544        76,706
  Depreciation and amortization.....        144,485       169,864       112,033
  Impairment of producing oil and
   gas properties...................        260,112
  (Gain) on sales of property, plant
   and equipment....................        (52,917)      (30,175)      (15,315)
  Unusual charges...................         27,105
  Cogeneration operations...........         10,381         9,924        14,258
  General, administrative and other.         28,485        34,995        29,937
  Taxes, other than income..........         17,356        21,715        18,813
                                      -------------  ------------  ------------
    Total...........................        554,566       370,192       286,224
                                      -------------  ------------  ------------
Operating (Loss)....................       (240,353)      (32,046)      (48,866)
Other Income--Net...................            301         2,092           161
Interest Income.....................            574           266         1,027
Interest and Other Financing Costs..        (30,645)      (27,149)      (18,149)
                                      -------------  ------------  ------------
(Loss) Before Income Taxes..........       (270,123)      (56,837)      (65,827)
Income Tax (Benefit)................        (58,945)      (20,036)      (23,242)
Minority Interest...................         (4,925)
                                      -------------  ------------  ------------
Net (Loss)..........................  $    (216,103) $    (36,801) $    (42,585)
                                      =============  ============  ============
Basic and Diluted Net (Loss) Per
 Share..............................  $       (1.71) $      (0.29) $      (0.38)
                                      =============  ============  ============
Weighted Average Shares Outstanding.        126,641       126,557       111,829
                                      =============  ============  ============

                See Notes to Consolidated Financial Statements.

                                EEX CORPORATION

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                  YEAR ENDED DECEMBER 31
                                               -------------------------------
                                                 1997       1996       1995
                                               ---------  ---------  ---------
                                                              (RESTATED)
                                                          --------------------
                                                      (IN THOUSANDS)
OPERATING ACTIVITIES
  Net (loss).................................. $(216,103) $ (36,801) $ (42,585)
  Impairment of producing oil and gas
   properties.................................   260,112
  Impairment of undeveloped leasehold.........    40,866     34,000     15,426
  Dry hole cost...............................     8,224     21,345     16,651
  Depreciation and amortization...............   144,485    169,864    112,033
  Deferred income tax (benefit)...............   (55,461)   (24,324)   (26,456)
  Gain on sales of property, plant &
   equipment..................................   (52,917)   (30,175)   (15,315)
  Other.......................................    10,332    (10,735)   (13,857)
  Changes in current operating assets and
   liabilities
    Accounts receivable.......................    24,550     (6,999)   (26,859)
    Other current assets......................     6,721     (3,380)    (6,223)
    Accounts payable..........................    18,392     (4,127)    34,767
    Other current liabilities.................    (1,812)     1,168     (2,223)
                                               ---------  ---------  ---------
    Net cash flows from operating activities..   187,389    109,836     45,359
                                               ---------  ---------  ---------
INVESTING ACTIVITIES
  Additions of property, plant and equipment..  (180,147)  (174,349)  (153,195)
  Proceeds from dispositions of property,
   plant and equipment........................   133,426    140,863     54,977
  Purchase of DALEN, net of cash acquired.....                        (332,888)
  Collection of note receivable from
   affiliated company.........................                          86,077
  Other.......................................    (7,859)       507     (6,939)
                                               ---------  ---------  ---------
    Net cash flows used in investing
     activities...............................   (54,580)   (32,979)  (351,968)
                                               ---------  ---------  ---------
FINANCING ACTIVITIES
  Borrowings under bank revolving credit
   agreement..................................   170,000    136,000    380,000
  Repayment of borrowings under bank revolving
   credit agreement...........................  (260,000)  (181,000)  (220,000)
  Borrowings under short term financing
   agreement..................................   172,900
  Repayment of borrowings under short term
   financing agreement........................  (167,900)
  Issuance of company-obligated mandatorily
   redeemable preferred securities of
   subsidiary.................................                         150,000
  Repayment of borrowings under bridge loan...                        (150,000)
  Redemption of company-obligated mandatorily
   redeemable preferred securities of
   subsidiary.................................  (150,000)
  Issuance of minority interests in preferred
   securities of subsidiary...................   150,000
  Redemption of minority interests in
   preferred securities of subsidiary.........   (50,000)
  Changes in temporary advances with
   affiliated companies.......................    13,328    (32,051)   (89,085)
  Payments of capital lease obligations.......    (3,250)    (3,832)    (4,424)
  Increase (Decrease) in advances under
   leasing arrangements--net..................    (5,457)     5,457
  Borrowings under bridge loan................                         150,000
  Repayment of DALEN bank debt assumed at
   acquisition................................                        (115,000)
  Issuance of common stock....................         2        249    207,940
  Other.......................................               (1,887)    (1,526)
                                               ---------  ---------  ---------
    Net cash flows (used in) from financing
     activities...............................  (130,377)   (77,064)   307,905
                                               ---------  ---------  ---------
Net Increase (Decrease) in Cash and Cash
 Equivalents..................................     2,432       (207)     1,296
Cash and Cash Equivalents at Beginning of
 Year.........................................     1,358      1,565        269
                                               ---------  ---------  ---------
Cash and Cash Equivalents at End of Year...... $   3,790  $   1,358  $   1,565
                                               =========  =========  =========

                See Notes to Consolidated Financial Statements.

                                EEX CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                               DECEMBER 31,
                                                           ---------------------
                                                              1997       1996
                                                           ---------- ----------
                                                                      (RESTATED)
                                                                      ----------
                                                              (IN THOUSANDS)
                         ASSETS
Current Assets
  Cash and cash equivalents..............................  $    3,790 $    1,358
  Accounts receivable--trade (net of allowance for
   possible losses of $1,161 and $1,351).................      57,925     65,926
  Accounts receivable--affiliated companies..............                 16,549
  Temporary advances--affiliated companies...............                 13,328
  Other..................................................      11,545     18,266
                                                           ---------- ----------
    Total current assets.................................      73,260    115,427
                                                           ---------- ----------
Property, Plant and Equipment (at cost)
  Oil and gas properties (successful efforts method).....   1,882,097  1,984,341
  Other..................................................      19,581     22,084
                                                           ---------- ----------
    Total................................................   1,901,678  2,006,425
  Less accumulated depreciation and amortization.........   1,192,691    941,052
                                                           ---------- ----------
    Net property, plant and equipment....................     708,987  1,065,373
                                                           ---------- ----------
Deferred Income Tax Benefit..............................      20,238
                                                           ---------- ----------
Other Assets.............................................       5,304     14,654
                                                           ---------- ----------
    Total................................................  $  807,789 $1,195,454
                                                           ========== ==========
          LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable--trade................................  $  108,616 $   91,026
  Accounts payable--affiliated companies.................                  8,924
  Short term borrowings..................................       5,000
  Advances under leasing arrangements....................                  5,457
  Current portion of capital lease obligations...........       8,418      3,250
  Other..................................................      10,031     11,843
                                                           ---------- ----------
    Total current liabilities............................     132,065    120,500
                                                           ---------- ----------
Bank Revolving Credit Agreement..........................      25,000    115,000
                                                           ---------- ----------
Capital Lease Obligations................................     233,317    241,735
                                                           ---------- ----------
Other Liabilities
  Deferred income taxes..................................                 35,330
  Other..................................................      42,744     42,483
                                                           ---------- ----------
    Total other liabilities..............................      42,744     77,813
                                                           ---------- ----------
Company--Obligated Mandatorily Redeemable Preferred
 Securities of Subsidiary................................                150,000
Minority Interests in Preferred Securities of Subsidiary.     100,000
Commitments and Contingent Liabilities (Notes 9 and 16)
Preferred Stock--authorized 10 million shares, none
 issued
Shareholders' Equity.....................................     274,663    490,406
                                                           ---------- ----------
    Total................................................  $  807,789 $1,195,454
                                                           ========== ==========

                See Notes to Consolidated Financial Statements.

                                EEX CORPORATION

                STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

                                                    YEAR ENDED DECEMBER 31
                                                 ------------------------------
                                                   1997       1996      1995
                                                 ---------  --------  ---------
                                                        (IN THOUSANDS)
Common Stock, authorized 400 million shares
 Balance at beginning of year................... $ 126,736  $126,575  $ 106,513
  Issued for stock plans (323, 161 and 62
   shares)......................................       185       161         62
  Cash sale to public (20,000 shares)...........                         20,000
  Change in par value to $.01 from $1.00........  (125,650)
                                                 ---------  --------  ---------
 Balance at end of year (Outstanding shares:
  127,059, 126,736 and 126,575).................     1,271   126,736    126,575
                                                 ---------  --------  ---------
Paid in Capital
 Balance at beginning of year...................   442,246   440,836    628,772
  Adjustment for cumulative effect through
   December 31, 1994 for restatement to the
   successful efforts method of accounting......                       (377,147)
  Adjustments for acquisition of international
   and SACROC operations........................                         (2,798)
  Additional deferred income tax benefit from
   reorganization...............................                          3,480
 Excess of proceeds over par value of common
  stock issued for:
  Stock plans...................................     3,075     1,370        679
  Cash sale to public...........................                        187,872
 Market valuation adjustments of restricted
  stock.........................................      (478)       40        (22)
 Change in par value of common stock............   125,650
                                                 ---------  --------  ---------
 Balance at end of year.........................   570,493   442,246    440,836
                                                 ---------  --------  ---------
Retained Earnings (Deficit)
 Balance at beginning of year as previously
  reported......................................     2,292    (9,415)     1,717
  Adjustment for cumulative effect on prior
   years for restatement to the successful
   efforts method of accounting.................   (79,961)  (31,453)
                                                 ---------  --------  ---------
 Balance at beginning of year, as restated......   (77,669)  (40,868)     1,717
  Net (loss)....................................  (216,103)  (36,801)   (42,585)
                                                 ---------  --------  ---------
 Balance at end of year.........................  (293,772)  (77,669)   (40,868)
                                                 ---------  --------  ---------
Unamortiized Restricted Stock Compensation
 Balance at beginning of year...................      (677)     (551)
  Grants (387, 137 and 56 shares)...............    (3,874)   (1,190)      (673)
  Restrictions lifted (98 shares)...............                 756
  Cancellations (90 and 25 shares)..............       715       230
  Amortization..................................       515       132        100
  Market value adjustments......................       444       (54)        22
                                                 ---------  --------  ---------
 Balance at end of year.........................    (2,877)     (677)      (551)
                                                 ---------  --------  ---------
Treasury Stock
 Balance at beginning of year...................      (230)
  Issuance of shares for restricted stock awards
   (67 shares)..................................       625
  Cancellations of restricted stock grants (90
   and 25 shares)...............................      (847)     (230)
                                                 ---------  --------  ---------
 Balance at end of year (47 and 25 shares)......      (452)     (230)
                                                 ---------  --------  ---------
Shareholders' Equity............................ $ 274,663  $490,406  $ 525,992
                                                 =========  ========  =========

                 See Notes to Consolidated Financial Statements

                                EEX CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  All dollar amounts, except per share amounts, in the notes to consolidated financial statements are stated in thousands unless otherwise indicated.

1. ORGANIZATION AND BASIS OF PRESENTATION

  EEX Corporation ("EEX") is an independently owned energy exploration company involved in both domestic and international oil and gas exploration and production. EEX also provides operation and maintenance services, under contract, to three cogeneration plants. Prior to August 5, 1997, Enserch Exploration, Inc. ("Old EEI") was approximately 83% owned by ENSERCH Corporation ("ENSERCH").

  On August 5, 1997, the merger of ENSERCH Corporation ("ENSERCH") and Texas Utilities Company and the related merger of Old EEI and Lone Star Energy Plant Operations, Inc. ("LSEPO") were completed. Under the terms of the Old EEI/LSEPO merger, LSEPO changed its name to "Enserch Exploration, Inc." ("EEI"), shares of Old EEI were automatically converted into shares of EEI on a one-for-one basis in a tax-free transaction, EEI issued 691,631 shares of common stock to ENSERCH in exchange for outstanding LSEPO common stock and ENSERCH distributed to its shareholders, on a pro rata basis, all of the shares of EEI common stock it owned. In addition, the merger fixed LSEPO's working capital at $3.5 million. For financial reporting purposes, the Old EEI/LSEPO merger was treated as a combination of entities under common control. Accordingly, the operations and assets and liabilities of Old EEI and LSEPO have been recorded at their historical amounts in the accompanying consolidated financial statements. The number of common shares outstanding for all periods has been increased to reflect the 691,631 additional shares issued in the merger. The Restated Articles of Incorporation of EEI authorized 400 million shares of common stock with a par value of $.01. This change has been reflected in the accompanying consolidated financial statements. On December 19, 1997 a special meeting of shareholders was held at which the name of the Company was changed to EEX Corporation.

  In 1995, Old EEI acquired the international oil and gas and SACROC operations from ENSERCH in exchange for cash and Old EEI Common Stock. ENSERCH's historical carrying value of the assets acquired and liabilities assumed was recorded by Old EEI.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The consolidated financial statements include the accounts of EEX and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The preparation of financial statements requires the use of significant estimates and assumptions by management; actual results could differ from those estimates. Certain items in prior periods have been reclassified to be consistent with the current presentation.

  Net Income (Loss) Per Share--In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 requires the calculation and presentation of basic and diluted net income
(loss) per share amounts. Basic net income (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is based on the weighted average number of common shares and all dilutive potential common shares outstanding during the period. All per share amounts presented in the accompanying financial statements have been calculated in accordance with SFAS 128.


  Oil and Gas Properties--The successful efforts method of accounting is used for oil and gas operations. Under the successful efforts method of accounting, lease acquisition costs are capitalized when incurred. Significant unproved properties are reviewed periodically on a property-by-property basis to determine if there has been an impairment in value, with such impairment charged to expense. All other unproved properties are aggregated and a portion of the costs estimated to be non-productive, based on historical experience, is amortized over the average life of the leases. Geological and geophysical costs and the costs of carrying and retaining undeveloped properties are expensed as incurred. Exploratory drilling costs are initially capitalized but charged to current expense if the well is commercially unsuccessful.

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

  Derivative Instruments--The Company enters into swaps, futures, options, collars and other derivative contracts to hedge the price risks associated with a portion of anticipated future oil and gas production. Realized gains and losses on settled derivative contracts are deferred and recognized as adjustments to oil and gas revenues in the applicable period(s) hedged. If a derivative contract no longer qualifies for hedge accounting, it is marked to market. The Company also enters into interest rate swaps to manage risk associated with interest rates and reduce the Company's exposure to interest rate fluctuations. Interest rate swaps are valued on a periodic basis, with resulting differences recognized as an adjustment to interest and other financing costs over the term of the agreement. The Company does not enter into derivative contracts for trading purposes.

  Stock Based Employee Compensation--Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," (SFAS 123) encourages, but does not require companies to record compensation cost for stock based employee compensation plans at fair value. EEX has chosen to continue to account for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of EEX's stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation cost for restricted stock awards is based on the quoted market price of EEX's stock on the date the award becomes vested (See Note 11).

  Cash and Cash Equivalents Cash and cash equivalents include highly liquid investments with maturities of three months or less when purchased.

  Gas Imbalances--The Company follows the sales method of accounting for gas imbalances, which recognizes over and under lifts of gas when sold, to the extent sufficient gas reserves or balancing agreements are in place. Gas revenues are not significantly different from the Company's share of production.

3. ACCOUNTING CHANGE

  EEX adopted the successful efforts method of accounting in the third quarter of 1997 resulting in a decrease in 1997 net (loss) for the nine months ended September 30, 1997 of $39,488 ($0.31 per share for both basic and diluted net
(loss) per share amounts).

  The effect on previously reported net income (loss) for the years ended December 31, 1996 and 1995 is as follows:

                                                      YEAR ENDED DECEMBER 31
                                                      ------------------------
                                                         1996         1995
                                                      -----------  -----------
   Net income (loss) as previously reported.......... $    10,774  $   (12,502)
   Effect of LSEPO merger............................         933        1,370
                                                      -----------  -----------
   Net income (loss) after merger....................      11,707      (11,132)
   Adjustment for effect of change to successful
    efforts..........................................     (48,508)     (31,453)
                                                      -----------  -----------
   Net (loss) as adjusted............................ $   (36,801) $   (42,585)
                                                      ===========  ===========
   Per share amounts:
   Basic and diluted net income (loss) after effect
    of LSEPO merger.................................. $       .09  $      (.10)
   Adjustment for effect of change to successful
    efforts..........................................        (.38)        (.28)
                                                      -----------  -----------
   Basic and diluted net (loss) as adjusted.......... $      (.29) $      (.38)
                                                      ===========  ===========

  The cumulative effect of the accounting change for all periods through December 31, 1994 totaled $377,147, after a tax benefit of $203,079, and paid in capital was reduced accordingly.

4. IMPAIRMENT OF PRODUCING OIL AND GAS PROPERTIES

  Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", (SFAS 121) provides for the recognition of losses when events or changes in circumstances indicate that the carrying value of long-lived assets may not be realized. When there is evidence that the cost of such assets may not be realized based upon periodic evaluation, SFAS 121 requires the carrying values of long-lived assets be written down to fair values. The Company estimates fair values using the present value of expected future cash flows for each significant oil and gas field held for use. Assets held for sale are carried at the lower of cost or estimated net realizable value.

  In the fourth quarter of 1997, EEX completed a review and evaluation of the commercial feasibility of its non-producing oil and gas reserves. Based upon this review, a material downward revision of 712 billion cubic feet of gas equivalent was recorded to EEX's oil and natural gas reserves, primarily in behind pipe and proved undeveloped reserves in East Texas and proved undeveloped reserves in the Cooper Project.

  As a result of the downward revision of reserves, the Company compared the carrying value of its properties against estimated future net revenues in accordance with SFAS 121. EEX grouped its producing properties by fields, which it believes is the lowest level for which cash flows are reasonably and separately identifiable, and determined that anticipated future cash flows based on the revised reserve estimations and development plans were insufficient to recover the carrying value of certain fields. Accordingly, the carrying value of such fields were reduced to fair value, and EEX recorded a $204 million after-tax, ($260 million pre-tax) charge for impairment in 1997.

5. UNUSUAL CHARGES

  In early 1997, EEX management initiated a plan to sell or trade non core assets, reduce operating costs and focus exploration activities in the offshore U.S. Gulf of Mexico and International areas. Unusual charges include costs incurred in connection with restructuring operations, relocating the Corporate headquarters and severance. In the third quarter 1997, as an integral part of this restructure plan, EEX relocated its Corporate headquarters to Houston, Texas, committed to the severance of approximately 375 Dallas-based employees and authorized the closure of its Dallas, Texas administrative office by year-end 1998.

  The Company incurred the following restructure costs in 1997 which are classified as unusual charges in the Statements of Consolidated Operations:

     Severance for 420 employees under existing plans.................. $20,341
     Office and employee relocation and other..........................   3,580
     Office lease cancellation.........................................     864
     Write down of assets to net realizable value......................   2,320
                                                                        -------
     Total unusual charges............................................. $27,105
                                                                        =======

  Cash requirements for these charges total $25 million of which $14 million was paid in 1997 with the remainder to be paid in 1998. Severance benefits were paid to 172 employees in 1997.

6. SUPPLEMENTAL CASH FLOW INFORMATION

  Cash paid for interest, net of amounts capitalized, was $25,430 in 1997, $27,704 in 1996, and $15,422 in 1995. Net cash income taxes were refunds of $5,621 in 1997, and payments of $1,530 in 1996 and $6,011 in 1995.

  The table below summarizes non-cash investing and financing activities:

                                                                1996     1995
                                                              -------- --------
     Capital asset and lease obligations assumed............. $150,775
                                                              ========
     Capital asset and lease obligations assumed by others...          $(53,388)
                                                                       ========
     Purchase of DALEN
     Fair value of assets acquired...........................          $474,755
     Cash paid for acquisition...............................           332,888
                                                                       --------
     Liabilities assumed.....................................          $141,867
                                                                       ========

7. DALEN ACQUISITION

  On June 8, 1995, EEX acquired all the capital stock of DALEN Corporation (DALEN) for cash of $340 million and assumed DALEN's bank debt of $115 million. The acquisition was accounted for as a purchase. Assuming the DALEN acquisition had occurred at the beginning of 1995, EEX pro forma 1995 results of operations would include revenues of $285,682; an operating loss of $48,459; a net loss of $52,284 and a basic net loss per share of $0.47.

8. BORROWINGS AND CREDIT AGREEMENTS

  EEX has a $350 million revolving credit line with a group of banks that matures on June 27, 2002, of which $320 million was unused at December 31, 1997. The revolving credit agreement limits, at all times, total debt, as defined, to the lesser of 60% of capitalization, as defined, or $1 billion, and prohibits liens on property except under certain circumstances. The interest rate ranges from the London Inter-Bank Offered Rate (LIBOR) (6.0% in effect at December 31, 1997) plus .21% to .45% per annum, plus a facility fee of from .09% to .20% per annum, depending upon the consolidated capitalization ratio. A portion of funds available under the revolving credit line may be borrowed on a short term basis at current money market rates.

                                EEX CORPORATION

  The following is a summary of interest and other financing costs:

                                                        1997    1996     1995
                                                       ------- -------  -------
   Interest costs incurred............................ $30,645 $29,323  $20,405
   Interest capitalized...............................          (2,174)  (2,256)
                                                       ------- -------  -------
   Interest charged to expense........................ $30,645 $27,149  $18,149
                                                       ======= =======  =======

9. LEASE COMMITMENTS

  In December 1996, the Cooper Project equipment and facilities were refinanced through certain financial institutions. EEX simultaneously entered into two leases of the facilities extending through December 30, 2010, with the option to renew the leases, with the consent of the lessors, for up to five years. For accounting purposes, these leases are classified as capital leases. The Company has the option to purchase the facilities for fair market value on any renewal date, or for fixed amounts or fair market value at the end of the initial lease term. The leases also contain two early buy-out option dates on which the Company may purchase the facilities for fixed amounts, and other special purchase options. Interest on the leases was fixed at 6.51%. EEX is required to maintain a $65 million four-year letter of credit in support of the equity owners of the leased facilities.

  The equipment and facilities used in developing and producing reserves in the Mississippi Canyon Block 441 are leased through certain financial institutions for a term extending through October 2001. For accounting purposes, this lease is classified as a capital lease. EEX has an option to purchase the facilities for a fixed amount at the early buy-out date of July 22, 2000, or for fair market value at the end of the lease term. There are no renewal options. Interest on the lease was fixed at 6.97%.

  EEX also leases buildings and office space under noncancelable operating leases that expire at various dates through 2002.

  Estimated future minimum payments under noncancelable operating and capital leases with initial or remaining terms of one year or more at December 31, 1997 are as follows:

                                                             OPERATING CAPITAL
                                                              LEASES    LEASES
                                                             --------- --------
   1998..................................................... $  1,404  $ 23,346
   1999.....................................................    1,404    25,147
   2000.....................................................    1,395    30,948
   2001.....................................................    1,388    25,998
   2002.....................................................    1,023    26,000
   Thereafter...............................................            210,705
                                                             --------  --------
     Total.................................................. $  6,614   342,144
                                                             ========
     Less interest factor...................................            100,409
                                                                       --------
     Capital lease obligations..............................           $241,735
                                                                       ========

  Assets recorded under capital leases are as follows:

                                                               1997      1996
                                                             --------- --------
   Property and equipment................................... $249,699  $249,699
   Accumulated depreciation and amortization and valuation
    allowances..............................................  123,535    40,054
                                                             --------  --------
     Net.................................................... $126,164  $209,645
                                                             ========  ========

                                EEX CORPORATION

  Rental expenses incurred under all operating leases totaled $3,553, $21,110, and $6,468 in 1997, 1996 and 1995, respectively.

10. MINORITY INTERESTS IN PREFERRED SECURITIES OF SUBSIDIARY

  On September 29, 1997, EEX concluded a transaction in which all of the outstanding mandatorily redeemable preferred securities of a subsidiary were redeemed at the stated value of $150 million. The redemption was funded by a private sale of new issues of preferred stock of EEX Capital, Inc. (EEXC), wholly owned by EEX, and Preferred Interests of MIStS Issuer L.L.C. (Issuer), whose common equity interests are wholly owned by EEXC. Issuer is a special purpose finance subsidiary, and neither Issuer nor EEXC has operations independent of EEX. EEXC used the proceeds from the new issue to retire $75 million of a demand note to Issuer under which proceeds from the issuance of the mandatorily redeemable preferred securities had been loaned to EEXC. On October 27, 1997, EEXC sold an additional $75 million of preferred stock and used the proceeds to satisfy the remaining $75 million on the demand note with Issuer. Issuer used the proceeds from EEXC to redeem all the preferred interests sold by Issuer on September 29, 1997. The dividend rate for EEXC's new securities is based on LIBOR (reset quarterly) plus a spread beginning at 3.0% for the period ending December 31, 1997, and increasing by 1.0% quarterly through December 31, 1998. The new securities are redeemable, in whole or in part, at the option of EEXC on the quarterly dividend payment dates and $50 million was redeemed in December 1997. Interest payable on a $100 million demand note from EEX to EEXC will fund the dividends.

11. STOCK PLANS

  The Company's Revised and Amended 1996 Stock Incentive Plan (the "Plan"), provides for awards to officers, directors and key employees of restricted stock, stock options to purchase shares of common stock of EEX, or a combination of both. EEX has reserved a total of 4 million shares of its common stock for issuance under the Plan. Options granted under the Plan have an exercise price of not less than the fair market value of the common stock on the grant date. Options become exercisable over three to seven years and expire after ten years. The terms for the release of restrictions on awards of restricted stock may be performance based, time based, or a combination of both, and each award may have different restrictions and conditions.

                                EEX CORPORATION

  The following is a summary of stock option activity under the Plan:

                                                               WEIGHTED WEIGHTED
                                                               AVERAGE  AVERAGE
                                                    NUMBER OF  EXERCISE   FAIR
                                                     SHARES     PRICE    VALUE
                                                    ---------  -------- --------
Options outstanding
  December 31, 1994................................
  Granted..........................................   173,000   $10.92
  Exercised........................................
  Canceled.........................................    (3,000)  $ 9.75
                                                    ---------   ------
Options outstanding
  December 31, 1995................................   170,000   $10.94
  Granted.......................................... 1,066,500   $ 9.33   $4.28
  Exercised........................................   (10,000)  $ 9.75
  Canceled.........................................  (255,000)  $ 9.50
                                                    ---------   ------
Options outstanding
  December 31, 1996................................   971,500   $ 9.56
  Granted.......................................... 2,828,250    10.57   $4.28
  Exercised........................................
  Canceled.........................................  (850,500)    9.56
                                                    ---------   ------
Options outstanding
  December 31, 1997................................ 2,949,250   $10.53
                                                    =========   ======

  The following is a summary of Plan stock options outstanding at December 31, 1997:

                                                  RANGE OF EXERCISE PRICES
                                              ---------------------------------
                                               $8.81-
                                                $9.88   $11.88-$14.50   TOTAL
                                              --------- ------------- ---------
   Options outstanding....................... 1,555,250   1,394,000   2,949,250
   Weighted average remaining contractual
    life,
    in years.................................         9           9
   Weighted average exercise price........... $    9.25   $   11.95
   Number exercisable........................   262,500      44,000     306,500
   Weighted average exercise price........... $    9.50   $   14.34

  A summary of restricted stock award activity follows:

                                                           NUMBER OF SHARES
                                                        ------------------------
                                                         1997     1996     1995
                                                        -------  -------  ------
   Outstanding--Beginning of year......................  70,000   56,000
     Awarded........................................... 390,432  137,000  56,000
     Restrictions Lifted...............................          (98,000)
     Canceled.......................................... (90,000) (25,000)
                                                        -------  -------  ------
   Outstanding--End of year............................ 370,432   70,000  56,000
                                                        =======  =======  ======

  The weighted average grant date fair value of restricted stock awarded during 1997 and 1996 was $10.02 and $9.36, respectively. Fair value is equal to the common stock fair market value on the grant date.

                                EEX CORPORATION

  In 1997 the Company adopted the Non-Officer stock option plan for eligible employees and non-employees. Stock options granted to purchase shares of EEX common stock have an exercise price of not less than the fair market value of the common stock on the grant date. EEX has reserved a total of 1.5 million shares for issuance under this plan. Options become exercisable over three years and expire after 10 years.

  A summary of stock option activity under this plan follows:

                                                               WEIGHTED WEIGHTED
                                                      NUMBER   AVERAGE  AVERAGE
                                                        OF     EXERCISE   FAIR
                                                      SHARES    PRICE    VALUE
                                                      -------  -------- --------
   Options outstanding
     December 31, 1996
     Granted......................................... 370,000   $10.17   $3.87
     Exercised.......................................
     Canceled........................................ (10,000)   10.75
                                                      -------   ------
   Options outstanding
     December 31, 1997............................... 360,000   $10.16
                                                      =======   ======

  At December 31, 1997 exercise prices range from $8.52 to $10.75 and these options have a weighted average remaining contractual life of 10 years. Five thousand options with a weighted average exercise price of $10.75 were exercisable at December 31, 1997.

  In 1996 the Company adopted the Employee Stock Option Plan for eligible employees not covered by the plans described above. Stock options granted to purchase shares of EEX common stock have an exercise price of not less than the fair market value of the common stock on the grant date. EEX has reserved a total of 1.5 million shares for issuance under this plan. Options become exercisable over three to seven years and expire after ten years.

  A summary of stock option activity under this plan follows:

                                                               WEIGHTED WEIGHTED
                                                               AVERAGE  AVERAGE
                                                    NUMBER OF  EXERCISE   FAIR
                                                     SHARES     PRICE    VALUE
                                                    ---------  -------- --------
   Options outstanding
     December 31, 1995
     Granted....................................... 1,102,450   $11.00   $5.14
     Exercised.....................................
     Canceled......................................
   Options outstanding
     December 31, 1996............................. 1,102,450   $11.00
     Granted.......................................   404,500   $ 8.97   $4.28
     Exercised.....................................
     Canceled......................................  (497,475)  $10.96
                                                    ---------   ------
   Options outstanding December 31, 1997........... 1,009,475   $10.21
                                                    =========   ======

                                EEX CORPORATION

  The following is a summary of stock options outstanding under this plan at December 31, 1997:

                                                 RANGE OF EXERCISE PRICES
                                            -----------------------------------
                                            $7.72-$9.88 $10.03-$11.69   TOTAL
                                            ----------- ------------- ---------
   Options outstanding.....................   372,800      636,675    1,009,475
   Weighted average remaining contractual
    life,
    in years...............................        10            9
   Weighted average exercise price.........   $  8.87      $ 10.99
   Number exercisable......................       500       71,375
   Weighted average exercise price.........   $  8.91      $ 11.01

  Total compensation cost recognized in income for 1997, 1996 and 1995 for stock based employee compensation awards was immaterial. Had compensation cost for the Company's plans been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                      1997       1996      1995
                                                                    ---------  --------  --------
   Net (loss)                             As reported.............  $(216,103) $(36,801) $(42,585)
                                          Pro forma...............  $(218,663) $(37,991) $(42,692)
   Basic and diluted net (loss) per share As reported.............  $   (1.71) $   (.29) $   (.38)
                                          Pro forma...............  $   (1.73) $   (.30) $   (.38)

  The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts as additional awards in future years are anticipated.

  Fair value of options was calculated by using the Black Scholes options pricing model using the following weighted average assumption:

                                                                     1997  1996
                                                                     ----  ----
     Risk free interest rate........................................ 6.26% 6.17%
     Expected life, in years........................................    5     6
     Expected volatility............................................   37%   37%
     Expected dividend yield........................................ None  None

12. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

  The Company's operations involve managing market risks related to changes in interest rates and commodity prices. Derivative financial instruments, specifically swaps, futures, options and other contracts, are used to reduce and manage those risks.

  In December 1996, in connection with the refinancing of the Cooper Project leasing arrangements (See Note 9), the Company recognized a $1.4 million after tax ($2.2 million pre-tax) gain on the settlement of the related interest rate swap which had been in effect since December 1995 on a notional amount of $150 million.

  Commodity Hedging Activities--The Company addresses market risk by selecting instruments whose value fluctuations correlate strongly with the underlying commodity being hedged. The Company enters into swaps, futures and other derivative contracts to hedge the price risks associated with a portion of anticipated future oil and gas production. While the use of hedging arrangements limits the downside risk of adverse price movements, it may also limit future gains from favorable movements. Under these agreements, payments are received or made based on the differential between a fixed and a variable product price. These agreements are settled in cash

                                EEX CORPORATION
at or prior to expiration or exchanged for physical delivery contracts. The Company does not obtain collateral to support the agreements but monitors the financial viability of counter-parties and believes its credit risk is minimal on these transactions. In the event of nonperformance, the Company would be exposed to price risk. The Company has some risk of accounting loss since the price received for the product at the actual physical delivery point may differ from the prevailing price at the delivery point required for settlement of the hedging transaction.

  Oil and gas hedging activities reduced revenues $11 million and $20 million in 1997 and 1996, respectively and increased revenues $.1 million in 1995.

  At December 31, 1997, EEX had outstanding swaps, collars and futures agreements that were entered into as hedges extending through December 31, 1998 to exchange payments on 38 Bcf of natural gas and 720 MBbls of oil. At December 31, 1997, the weighted average strike price and market price per Mcf of natural gas was $2.37 and $2.34, respectively, and the weighted average strike price and market price per barrel of oil was $19.25 and $17.74, respectively. At December 31, 1997 there were $2.3 million of net unrealized and unrecognized hedging gains based on the difference between the strike price and the New York Mercantile Exchange futures price for the applicable trading month. In addition, there were $1.9 million of realized gains on hedging activities which were deferred and will be applied as an increase in revenues in 1998 in the month of physical sale of production.

  Fair Value of Financial Instruments--At December 31, 1997, the estimated proceeds the Company would have received to terminate or otherwise settle oil and gas swaps, collars and futures agreements was $2.3 million, which represented their fair value. The fair value of all other financial instruments at December 31, 1997 and 1996 approximated carrying value.

                                EEX CORPORATION

13. INCOME TAXES

  Prior to August 5, 1997 EEX's operations were included in ENSERCH's consolidated federal income tax return. Pursuant to a tax sharing agreement, EEX and ENSERCH made or received payments determined as though EEX and its subsidiaries filed a separate consolidated federal income tax return. On August 5, 1997 EEX became a separate taxable entity (See Note 1).

PROVISION (BENEFIT) FOR INCOME TAXES:

                                                    1997      1996      1995
                                                  --------  --------  --------
Current:
  Federal........................................ $ (3,945) $  4,267  $  3,084
  State..........................................      461        21       130
                                                  --------  --------  --------
    Total........................................ $ (3,484) $  4,288  $  3,214
  Deferred--Federal..............................  (55,461)  (24,324)  (26,456)
                                                  --------  --------  --------
    Total provision (benefit).................... $(58,945) $(20,036) $(23,242)
                                                  ========  ========  ========

RECONCILIATION OF INCOME TAXES (BENEFIT) COMPUTED AT THE FEDERAL STATUTORY RATE TO PROVISION FOR INCOME TAXES (BENEFIT):

   (Loss) before income taxes:
     Domestic................................... $(269,081) $(54,343) $(61,726)
     Foreign....................................    (1,042)  ( 2,494)  ( 4,101)
                                                 ---------  --------  --------
       Total.................................... $(270,123) $(56,837) $(65,827)
                                                 =========  ========  ========
   Income taxes (benefit) computed at the
    federal
    statutory rate of 35%....................... $ (94,543) $(19,892) $(23,040)
     Percentage depletion.......................      (193)     (334)     (322)
     Valuation allowance on deferred tax asset..    35,254
     Other--net.................................       537       190       120
                                                 ---------  --------  --------
       Provision for income taxes (benefit)..... $ (58,945) $(20,036) $(23,242)
                                                 =========  ========  ========

                                EEX CORPORATION

  The deferred tax effect of the difference in financial accounting basis and income tax basis of EEX's assets and liabilities at December 31, 1997 and 1996 was as follows:

                                    1997                           1996
                         ------------------------------ -------------------------------
                          TOTAL    CURRENT   NONCURRENT  TOTAL    CURRENT    NONCURRENT
                         --------  -------   ---------- --------  -------    ----------
Deferred Tax Assets:
  Property, plant and
   equipment............ $ 41,910             $ 41,910
  Retirement and other
   employee
   benefit obligations..    1,840   $499         1,341  $    968  $  625      $    343
  Accruals and
   allowances...........    4,378    406         3,972       473     473
  Losses of controlled
   foreign corporations.    8,262                8,262     8,079                 8,079
  All other.............       93     86             7       647                   647
  Valuation allowance...  (35,254)             (35,254)
                         --------   ----      --------  --------  ------      --------
    Total............... $ 21,229   $991      $ 20,238  $ 10,167  $1,098      $  9,069
                         --------   ----      --------  --------  ------      --------
Deferred Tax
 Liabilities:
  Property, plant and
   equipment............                                $ 44,399              $ 44,399
                         --------   ----      --------  --------  ------      --------
Net deferred tax asset
 (liability)             $ 21,229   $991(a)   $ 20,238  $(34,232) $1,098(a)   $(35,330)
                         ========   ====      ========  ========  ======      ========

--------
(a) Included in other current assets in the balance sheet.
  The Company established a $35 million valuation allowance to reduce the calculated deferred tax asset to net realizable value in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109). Although the Company has incurred net taxable losses for book purposes in recent years, management believes it is more likely than not that the Company will generate taxable income sufficient to realize a portion of the tax benefits associated with assets which have a tax basis in excess of net cost recorded under the successful efforts method of accounting used for financial reporting purposes. Such assets are primarily represented by seismic costs capitalized for tax purposes but expensed under successful efforts accounting and assets impaired under the provisions of SFAS 121 for which no tax deduction was immediately available. This belief is based primarily on available tax planning strategies which include anticipated sales of assets with fair market values in excess of book and tax cost bases within the next year. While management is optimistic that future earnings will be significantly enhanced as a result of its ongoing restructuring program, the anticipated earnings benefit which could be realized from further realization of the additional tax basis in selected assets has not been recognized in the valuation of the Company's deferred tax asset.

                                EEX CORPORATION

14. EMPLOYEE BENEFIT PLANS

  Most of the Company's employees participate in a noncontributory defined benefit pension plan. Accrued retirement costs are funded based upon applicable requirements of federal law and deductibility for federal income tax purposes. Employees hired prior to July 1, 1989 are eligible for medical benefits when they retire. Medical benefits are not prefunded.

  Prior to ENSERCH's August 5, 1997 distribution of EEI stock to ENSERCH shareholders (see Note 1), EEX's cost for pension and retiree medical benefits was based on allocations from ENSERCH plans. From August 5 through December 31, 1997, EEX's costs for these benefits were based on EEX's allocated pension plan assets, employees and retirees. EEX's share of the ENSERCH pension plan assets and liabilities for accrued benefits have been estimated by ENSERCH and are disclosed in the 1997 column below. During 1998, EEX's allocated assets will be transferred to an EEX plan with substantially the same benefits as provided by the ENSERCH plan.

EMPLOYEE BENEFIT PLAN COSTS:

                                                               1997   1996 1995
                                                              ------  ---- ----
   Allocations from ENSERCH.................................. $  596  $800 $600
     EEX Plan Costs:
       Service cost--benefits earned during the period.......    327
       Interest cost on projected benefit obligation.........    670
       Actual (return) loss on assets........................    104
       Net amortization and deferral.........................   (471)
                                                              ------  ---- ----
       Net periodic pension expense.......................... $1,226  $800 $600
                                                              ======  ==== ====
   Post-retirement health care and life insurance:
   Allocations from ENSERCH.................................. $  469  $800 $800
     EEX Plan Costs:
       Service cost--benefits earned during the period.......      9
       Interest cost on projected benefit obligation.........    248
       Net amortization and deferral.........................    139
                                                              ------  ---- ----
       Net periodic post-retirement benefit cost............. $  865  $800 $800
                                                              ======  ==== ====

                                EEX CORPORATION

PENSION PLAN INFORMATION:

                                                    EEX PLAN   ENSERCH PLAN
   Valuation Assumptions:                           --------  ---------------
     Discount rate.................................     7.25%      7.75% 7.65%
     Rate of increase in compensation levels.......     4.00%      4.00% 4.00%
     Expected long-term rate of return on assets...     9.00%      9.50% 9.50%
   Amounts Recognized:
     Actuarial present value of pension benefit
      obligation:
       Vested benefit obligation................... $(18,010) $(302,400)
                                                    ========  =========
       Accumulated benefit obligation.............. $(18,080) $(305,000)
                                                    ========  =========
       Projected pension benefit obligation........ $(23,396) $(333,900)
   Plan assets at fair value.......................   11,420    285,800
                                                    --------  ---------
   Projected benefit obligation in excess of plan
    assets.........................................  (11,976)   (48,100)
   Unrecognized net asset at transition............             ( 3,400)
   Unrecognized prior service cost (credit)........             ( 3,600)
   Unrecognized net actuarial loss.................    1,735      3,400
                                                    --------  ---------
   ENSERCH accrued pension cost....................           $ (51,700)
                                                              =========
   EEX accrued pension cost........................ $(10,241) $ ( 4,900)
                                                    ========  =========

POST-RETIREMENT BENEFIT INFORMATION:

                                                    EEX PLAN   ENSERCH PLAN
   Valuation Assumptions:                           --------  ---------------
     Discount rate.................................     7.25%      7.75% 7.65%
     Medical cost trend rate.......................     5.70%      6.50% 7.00%
   Amounts Recognized:
   Accumulated post-retirement benefit obligation.. $ (8,366) $ (73,200)
   Unrecognized obligation at transition...........    4,028     53,000
   Unrecognized net actuarial loss.................    2,179     10,700
                                                    --------  ---------
   ENSERCH accrued post-retirement benefit cost....           $ ( 9,500)
                                                              =========
   EEX accrued post-retirement benefit cost........ $ (2,159) $ ( 1,000)
                                                    ========  =========

  The assumed health care cost trend rate is 5.7% for 1997, declining gradually to 4.3% after 2000, and remaining at that level thereafter. If the health care cost trend rate were increased by 1%, the accumulated post-retirement benefit obligation as of December 31, 1997 and the net periodic post-retirement benefit costs of EEX for 1997 would be increased by $547 thousand and $15 thousand, respectively.

  Investment Plan--At December 31, 1997 EEX provided a voluntary contributory investment plan that was available to substantially all employees of the Company. The Company's share of costs under the plan was $343, $425, and $304 in 1997, 1996, and 1995, respectively. The Company matches up to 60% of the first 6% of employees contributions.

15. RELATED PARTY TRANSACTIONS

  As described in Note 1, on August 5, 1997 ENSERCH distributed to its shareholders all the shares of EEI common stock it owned and EEI ceased being a subsidiary of ENSERCH. In preparation for this distribution, on January 1, 1997 responsibility for all management and administrative functions for oil and gas activities

                                EEX CORPORATION
previously performed by ENSERCH, along with selected ENSERCH employees, were transferred to Old EEI and cost allocations from ENSERCH for these functions were discontinued. ENSERCH charges to Old EEI for all indirect costs amounted to $5,610 and $3,542 for 1996 and 1995, respectively.

  The Company had sales to certain ENSERCH companies (Enserch Energy Services, Inc., Lone Star Gas Company and Enserch Processing Company) that aggregated $25,675, $86,235, and $87,002 in 1997 (through August 5), 1996, and 1995, respectively.

  The Company incurred interest costs, including amounts capitalized, of none in 1997, and $72 and $3,389 in 1996, and 1995, respectively, on borrowings from ENSERCH Companies.

  Interest income on notes receivable from ENSERCH Companies was $88, $66, and $1,027 in 1997, 1996, and 1995, respectively.

16. CONTINGENT LIABILITIES

  Legal Proceedings--On March 23, 1994, a lawsuit was brought in the 299th District Court of Harris County, Texas against EPO (the Company's predecessor) and five other defendants by 19 royalty owners under leases contained within the Corby Gas Unit in Leon County, Texas. Defendants are working interest owners and lessees under the leases. The plaintiffs allege causes of action involving breach of express and implied obligations under the leases, drainage, failure to explore and develop for oil and gas under the leases, civil conspiracy, tortuous interference with contractual relationships, specific performance, negligence and conversion. The plaintiffs seek to recover alleged actual damages in excess of $5.4 million, punitive damages of at least ten times the actual damages, if any, found by a jury, interest and attorneys' fees. The Company owned a 7.1% interest in these leases.

  A lawsuit was filed against ENSERCH, its utility division, EPO and EPO's managing general partner in the 348th Judicial District Court of Tarrant County in May 1989. Plaintiffs seek unspecified actual damages and punitive damages in the amount of $5 million. Plaintiffs allege royalties were not fully paid, certain expenses were improperly charged against the amount of royalties due, negligence in the venting of gas and liquid hydrocarbons into the air, and breach of duty of good faith and fair dealing by wrongfully concealing certain material facts concerning sales of gas from the subject leases to the utility division. On February 12, 1998 the court granted a summary judgment in the Company's favor thereby dismissing the lawsuit.

  A lawsuit was filed on February 24, 1987, in the 112th Judicial District of Sutton County, Texas, against certain subsidiaries and affiliates of ENSERCH, including predecessors of EEX. The plaintiffs initially claimed that defendants failed to make certain production and minimum purchase payments under a gas purchase contract. In this connection, the plaintiffs have alleged a conspiracy to violate purchase obligations, improper accounting of amounts due, fraud, misrepresentation, duress, failure to properly market gas and failure to act in good faith. Under amended pleadings filed in January, 1997, plaintiffs have added allegations of negligence and gross negligence in connection with the measurement of gas, and conversion. Plaintiffs seek actual damages in excess of $5 million and punitive damages in an amount equal to 0.5% of the consolidated gross revenues of ENSERCH for the years 1982 through 1986 (approximately $85 million), interest, costs and attorneys' fees.

  On April 17, 1996, a subsidiary of EEX was made a third party defendant in a lawsuit filed in the United States District Court for the Central Division of Utah. The original suit was instituted to quiet title to an oil and gas lease in Carbon County, Utah, which had been assigned to the plaintiffs by the subsidiary. The defendants, previous assignees of the lease, are seeking damages of $10 million from the subsidiary in the event the defendants lose their rights to the lease.

                                EEX CORPORATION

  Management believes that the named defendants have meritorious defenses to the claims made in these and other actions brought in the ordinary course of business. In the opinion of management, the Company will incur no liability in excess of amounts provided from these and all other pending claims and suits that is material for financial reporting purposes.

  Environmental Matters--The Company is subject to federal, state and local environmental laws and regulations that regulate the discharge of materials into the environment. Environmental expenditures are expensed or capitalized depending on their future economic benefit. The level of future expenditures for environmental matters, including costs of obtaining operating permits, equipment monitoring and modifications under the Clean Air Act and cleanup obligations, cannot be fully ascertained until the regulations that implement the applicable laws have been approved and adopted. It is management's opinion that all such costs, when finally determined, will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

17. SUPPLEMENTARY OIL AND GAS INFORMATION

  Oil and Gas Producing Activities--The following tables set forth information relating to oil and gas producing activities of EEX. Reserve data for natural gas liquids attributable to leasehold interests owned by the Company are included in oil and condensate.

                     CAPITALIZED COSTS                       1997       1996
                     -----------------                    ---------- ----------
   Proved oil and gas properties......................... $1,797,395 $1,868,179
   Unproved oil and gas properties.......................     84,702    116,162
                                                          ---------- ----------
     Total............................................... $1,882,097 $1,984,341
                                                          ========== ==========
   Accumulated depreciation and amortization and
    valuation allowances................................. $1,178,939 $  925,921
                                                          ========== ==========

                                   1997            1996             1995
                             ---------------- --------------- -----------------
                                       NON-             NON-
                               U.S.    U.S.     U.S.    U.S.    U.S.   NON-U.S.
Costs Incurred:              -------- ------- -------- ------ -------- --------
  Property acquisition
   costs:
    Proved.................. $                $  3,165        $356,326
    Unproved................   24,970 $   200   23,425         132,744
  Exploration costs.........   50,220   1,428   80,321 $2,781   64,894  $9,000
  Development costs.........  112,457  12,396  100,395    628   77,601
                             -------- ------- -------- ------ --------  ------
      Total................. $187,647 $14,024 $207,306 $3,409 $631,565  $9,000
                             ======== ======= ======== ====== ========  ======
Amortization (per Mcfe)..... $   1.21         $   1.24        $    .96
                             ========         ========        ========

                                EEX CORPORATION

  The following information is required and defined by the Financial Accounting Standards Board. The disclosure does not represent the results of operations based on historical financial statements. In addition to requiring different determinations of revenues and costs, the disclosure excludes interest expense and corporate overhead.

                                1997               1996                1995
                         ------------------- ------------------  ------------------
                           U.S.     NON-U.S.   U.S.    NON-U.S.    U.S.    NON-U.S.
                         ---------  -------- --------  --------  --------  --------
Results of Operations:
  Revenues.............. $ 310,643           $344,911            $218,565
  Less:
   Production costs(a)..    65,366             90,477              65,520
   Exploration costs....    69,732   $ 882     91,003  $ 2,559     72,929  $ 3,777
   Depreciation and
    amortization(b).....   401,538            167,169             109,043      929
   Income tax
    effects(c)..........   (44,037)   (309)    (1,643)    (895)   (10,447)  (1,647)
                         ---------   -----   --------  -------   --------  -------
    Net producing
     activities......... $(181,956)  $(573)  $ (2,095) $(1,664)  $(18,480) $(3,059)
                         =========   =====   ========  =======   ========  =======

--------
(a)Includes severance, ad valorem and production taxes.
(b) 1997 amount includes pre-tax property impairment of $260 million.
(c) 1997 U.S. amount includes $35,254 for valuation allowance on deferred tax asset.

  Oil and Gas Reserves (Unaudited)--The following table of estimated proved and proved developed reserves of oil and gas has been prepared utilizing estimates of year end reserve quantities provided by Netherland, Sewell & Associates, Inc., independent petroleum consultants, for December 31, 1997 reserves and DeGolyer and MacNaughton, independent petroleum consultants, for December 31, 1996 and 1995 reserves. Reserve estimates are inherently imprecise and estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, the reserve estimates are expected to change as additional performance data becomes available.

                                EEX CORPORATION

  During the second quarter of 1997, several industry specialist companies were commissioned to assist management in undertaking field studies with the objective of converting proven, non-producing reserves to a producing status. The results were disappointing and EEX immediately began an in-depth review and evaluation of its reserves. As a result of this review and evaluation, EEX recognized net downward revisions to its proven reserves of 712 Bcfe in 1997.

                                  GAS (MMCF)                    OIL (MBBLS)(A)
                         -------------------------------  ------------------------
                           1997       1996       1995      1997     1996    1995
                         ---------  ---------  ---------  -------  ------  -------
U.S. Reserves:
At January 1............ 1,215,624  1,362,763  1,041,736   53,209  66,537   46,486
Changes in reserves
  Revisions of previous
   estimates............  (622,640)    (7,935)    26,802  (15,710) (8,173)   2,312
  Extensions,
   discoveries and
   additions............    40,254     72,854     62,249    3,062   4,315   21,466
  Purchase of minerals
   in place.............               12,347    336,668                    11,417
  Sales of minerals in
   place................   (88,611)  (123,861)   (14,497) (17,054) (3,730) (11,274)
  Production............   (84,469)  (100,544)   (90,195)  (5,407) (5,740)  (3,870)
                         ---------  ---------  ---------  -------  ------  -------
At December 31..........   460,158  1,215,624  1,362,763   18,100  53,209   66,537
                         =========  =========  =========  =======  ======  =======
Proved Developed
 Reserves
  At January 1..........   859,094    937,372    698,643   27,938  30,110   14,437
  At December 31........   425,773    859,094    937,372   16,882  27,938   30,110

--------
(a) Includes condensate and natural gas liquids of 825 MBbls for 1997, 1,103 MBbls for 1996 and 3,593 MBbls for 1995.

                                                     GAS
                                                   (MMCF)        OIL (MBBLS)
                                                  ---------- -------------------
                                                  1997  1996  1997   1996  1995
                                                  ----  ---- ------  ----- -----
Non-U.S. Reserves:
At January 1.....................................  618        6,008  4,963 4,105
  Revisions of previous estimates................               778
  Extensions, discoveries and additions..........       618          1,045   858
  Sales of minerals in place..................... (618)      (1,045)
                                                  ----  ---  ------  ----- -----
At December 31...................................  --   618   5,741  6,008 4,963
                                                  ====  ===  ======  ===== =====
Proved Developed Reserves
  At January 1...................................  --   --      --     --    --
  At December 31.................................  --   --    4,767    --    --

  Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserve Quantities (Unaudited)--has been prepared using estimated future production rates and associated production and development costs. Continuation of economic conditions existing at the balance sheet date was assumed. Accordingly, estimated future net cash flows were computed by applying prices and contracts in effect in December to estimated future production of proved oil and gas reserves, estimating future expenditures to develop proved reserves and estimating costs to produce the proved reserves based on average costs for the year. Average prices used in the computations were: Gas (per Mcf) $2.51 in 1997, $3.37 in 1996 and $2.19 in 1995. Oil (per
barrel) $15.71 in 1997, $23.33 in 1996 and $16.91 in 1995.

                                EEX CORPORATION

  Because reserve estimates are imprecise and changes in the other variables are unpredictable, the standardized measure should be interpreted as indicative of the order of magnitude only and not as precise amounts.

                                           TOTAL    UNITED STATES INTERNATIONAL
                                         ---------  ------------- -------------
Standardized Measure (in millions):
  1997
    Future cash inflows................. $ 1,529.0    $ 1,440.3      $  88.7
    Future production and development
     costs..............................    (540.1)      (509.7)       (30.4)
    Future income tax expense...........     (26.8)       (18.5)        (8.3)
                                         ---------    ---------      -------
    Future net cash flows...............     962.1        912.1         50.0
    Less 10% annual discount............     343.0        334.7          8.3
                                         ---------    ---------      -------
    Standardized measure of discounted
     future net cash flows.............. $   619.1    $   577.4      $  41.7
                                         =========    =========      =======
  1996
    Future cash inflows................. $ 5,474.3    $ 5,326.2      $ 148.1
    Future production and development
     costs..............................  (1,552.9)    (1,460.3)       (92.6)
    Future income tax expense...........  (1,030.2)    (1,014.0)       (16.2)
                                         ---------    ---------      -------
    Future net cash flows...............   2,891.2      2,851.9         39.3
    Less 10% annual discount............   1,176.1      1,157.6         18.5
                                         ---------    ---------      -------
    Standardized measure of discounted
     future net cash flows.............. $ 1,715.1    $ 1,694.3      $  20.8
                                         =========    =========      =======
  1995
    Future cash inflows................. $ 4,180.7    $ 4,091.4      $  89.3
    Future production and development
     costs..............................  (1,512.7)    (1,446.2)       (66.5)
    Future income tax expense...........    (597.1)      (592.0)        (5.1)
                                         ---------    ---------      -------
    Future net cash flows...............   2,070.9      2,053.2         17.7
    Less 10% annual discount............     843.5        833.7          9.8
                                         ---------    ---------      -------
    Standardized measure of discounted
     future net cash flows.............. $ 1,227.4    $ 1,219.5      $   7.9
                                         =========    =========      =======
Change in Standardized Measure (in
 millions):
                                           1997         1996          1995
                                         ---------  ------------- -------------
  Sales and transfers of oil and gas
   produced, net of production costs.... $  (245.6)   $  (254.4)     $(153.1)
  Changes in prices, net of production
   and future development costs.........    (761.8)     1,065.0         50.6
  Extensions, discoveries and improved
   recovery, less related costs.........      92.5        185.0        175.8
  Purchases of minerals in place........                    3.2        367.6
  Revisions of previous quantity
   estimates............................    (806.8)      (238.7)      (113.9)
  Sales of minerals in place............    (231.6)      (125.2)       (59.2)
  Accretion of discount.................     234.3        144.4        102.3
  Net change in income taxes............     622.3       (329.6)        (3.1)
  Other.................................        .7         38.0        (18.9)
                                         ---------    ---------      -------
    Total............................... $(1,096.0)   $   487.7      $ 348.1
                                         =========    =========      =======

                                EEX CORPORATION

                               QUARTERLY RESULTS
                                  (UNAUDITED)

  The results of operations of the Company by quarters are summarized below. In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been made. The 1996 and first three quarters of 1997 per share amounts have been restated to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

                                                   QUARTER ENDED
                                     --------------------------------------------
                                     MARCH 31  JUNE 30   SEPTEMBER 30 DECEMBER 31
                                     --------  --------  ------------ -----------
   1997:
     Revenues....................... $86,807   $ 75,257   $  78,230    $ 73,919
     Operating Income (Loss)........   4,208    (11,730)   (239,225)      6,394
     Net Income (Loss)..............  (2,201)   (13,529)   (181,608)    (18,765)
     Basic and Diluted Net
      (Loss) Per Share.............. $  (.02)  $   (.11)  $   (1.43)   $   (.15)
   1996:
     Revenues....................... $76,972   $ 86,969   $  84,539    $ 89,666
     Operating Income (Loss)........  (7,443)   (12,969)        803     (12,437)
     Net Income (Loss)..............  (9,192)   (13,139)     (3,943)    (10,527)
     Basic and Diluted Net
      (Loss) Per Share.............. $  (.07)  $   (.11)  $    (.03)   $   (.08)