Form 10-Q
period 1998-03-31
EEX CORP
filed 1998-05-15
CIK 1023060

                         UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549


                           FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT  UNDER SECTION  13  OR  15  (d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended March 31, 1998

     OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period from             to
                                  -----------    -----------

                  Commission File No. 1-12905


                        EEX CORPORATION
    (Exact name of Registrant as specified in its charter)

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

Yes    X  No

Number  of shares of Common Stock of Registrant outstanding  as of May  13, 1998:  127,067,427

                PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements




                        EEX CORPORATION
  CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)


                                                 Three Months
                                                Ended March 31
                                          ---------------------------
                                              1998       1997
                                           --------   --------
                                            (In thousands except
                                             per share amounts)

[S]                                         [C]        [C]
Revenues
 Natural gas                                $45,538    $57,338
 Oil and condensate                          16,109     25,072
 Natural gas liquids                            321      1,699
 Cogeneration operations                      2,464      2,603
 Other                                           81         95
                                           --------   --------
    Total                                    64,513     86,807
                                           --------   --------

Costs and Expenses
 Production and operating                    11,087     12,625
 Exploration                                 12,323     19,998
 Depreciation and amortization               31,612     35,585
 Loss on sales of property,
     plant and equipment                      6,027
 Cogeneration operations                      2,015      2,391
 General, administrative and other            6,725      7,388
 Taxes, other than income                     3,893      4,612
                                           --------   --------
    Total                                    73,682     82,599
                                           --------   --------

Operating Income (Loss)                      (9,169)     4,208
Other Income (Expense) - Net                     41        (21)
Interest Income                                  91         52
Interest and Other Financing Costs           (5,225)    (7,744)
                                           --------   --------

(Loss) Before Income Taxes                  (14,262)    (3,505)
Income Taxes (Benefit)                        1,001     (1,304)
Minority Interest                            (3,764)
                                           --------   --------

Net (Loss)                                 $(19,027)   $(2,201)
                                           ========   ========

Basic and Diluted Net (Loss) Per Share       $ (.15)    $ (.02)
                                           ========   ========
Weighted Average Shares Outstanding         126,641    126,641
                                           ========   ========


See accompanying Notes.

                        EEX CORPORATION
  CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                             Three Months Ended
                                                  March 31
                                        ---------------------------
                                              1998       1997
                                           --------   --------
                                             (In Thousands)
[S]                                       [C]            [C]

OPERATING ACTIVITIES
 Net income (loss)                        $(19,027)      $(2,201)
 Impairment of undeveloped leasehold                      13,622
 Dry hole cost                               2,752           767
 Depreciation and amortization              31,612        35,585
 Deferred income tax expense (benefit)                    (6,293)
 Loss on sale of property,
     plant and equipment                     6,027
 Other                                      (5,426)        2,865
 Changes in current operating
     assets and liabilities
  Accounts receivable                       (4,578)       29,820
  Other current assets                      (4,581)        9,570
  Accounts payable                          (9,287)      (17,504)
  Other current liabilities                 (3,488)        4,602
                                           ---------     --------
  Net cash flows (used in)
     from operating activities              (5,996)       70,883
                                           ---------     --------

INVESTING ACTIVITIES
 Additions to property,
     plant and equipment                   (69,216)      (33,982)
 Proceeds from disposition of
     property, plant and equipment          20,353         2,187
 Other                                      (5,703)       (9,479)
                                          ---------      --------
  Net cash flows used in
     investing activities                  (54,566)      (41,274)
                                          ---------      --------

FINANCING ACTIVITIES
 Borrowings under bank revolving
     credit agreement                       95,000        20,000
 Repayment of borrowings under bank
     revolving credit agreement            (35,000)      (55,000)
 Borrowings under short term
     financing agreement                    77,500         7,000
 Repayment of borrowings under short
    term financing agreement               (69,500)
 Change in temporary advances with
     affiliated companies                                  5,517
 Payments of capital lease obligations      (7,299)       (1,173)
 Decrease in advances under
     leasing arrangements                                   (557)
 Issuance of common stock                                      2
                                           ---------     --------
  Net cash flows from (used in)
     financing activities                   60,701       (24,211)
                                           ---------     --------
Net Increase in Cash                           139         5,348
Cash at Beginning of Period                  3,790         1,358
                                           ---------     --------
Cash at End of Period                       $3,929        $6,706
                                           =========     ========


See accompanying Notes.

                        EEX CORPORATION
             CONDENSED CONSOLIDATED BALANCE SHEETS
                  (March 31, 1998 Unaudited)

                                            March 31  December 31
                                             1998       1997
                                          -----------  ----------
                                               (In thousands)
[S]                                          [C]        [C]
ASSETS
Current Assets
 Cash and cash equivalent                    $3,929     $3,790
 Accounts receivable - trade                 62,503     57,925
 Other                                       16,126     11,545
                                          ---------  ---------
    Total current assets                     82,558     73,260
                                          ---------  ---------

Property, Plant and Equipment (at cost)
 Gas and oil properties
     (successful efforts method)          1,853,977  1,882,097
 Other                                       21,941     19,581
                                         ---------- ----------
    Total                                 1,875,918  1,901,678
 Less accumulated depreciation
     and amortization                     1,158,459  1,192,691
                                         ---------- ----------
    Net property, plant and equipment       717,459    708,987
                                         ---------- ----------
Deferred Income Tax Benefit                  20,238     20,238
Other Assets                                 11,374      5,304
                                         ---------- ----------
    Total                                  $831,629   $807,789
                                         ========== ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Accounts payable - trade                   $93,626   $108,616
 Short term borrowings                       13,000      5,000
 Current portion of capital
     lease obligations                       10,316      8,418
 Other                                        6,543     10,031
                                         ---------- ----------
    Total current liabilities               123,485    132,065
                                         ---------- ----------
Bank Revolving Credit Agreement              85,000     25,000
                                         ---------- ----------
Capital Lease Obligations                   224,120    233,317
                                         ---------- ----------
Other Liabilities                            43,113     42,744
                                         ---------- ----------
Minority Interest In Preferred
     Securities of Subsidiary               100,000    100,000
                                         ---------- ----------
Common Shareholders' Equity
 Common stock (400,000 shares authorized;
  127,067 and 127,059 shares outstanding)     1,271      1,271
 Paid in capital                            570,817    570,493
 Accumulated deficit                       (312,799)  (293,772)
 Unamortized restricted stock
     compensation                            (3,378)    (2,877)
 Treasury stock                                           (452)
                                         ---------- ----------
    Common shareholders' equity             255,911    274,663
                                         ---------- ----------
    Total                                  $831,629   $807,789
                                         ========== ==========


See accompanying Notes.

                        EEX CORPORATION
            Notes to Condensed Financial Statements


1. Basic net income (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is based on the weighted average number of common shares and all dilutive potential common shares outstanding during the period.

2. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods included herein have
     been  made.   Certain  items  in  prior  periods  have  been
     reclassified to be consistent with the current presentation.

Item 2.    Management's Discussion and Analysis of
         Financial Condition and Results of Operations


Certain statements in this report, including statements of EEX's and management's expectations, intentions, plans and beliefs, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to certain events, risks and uncertainties that may be outside EEX's control. See "Forward Looking Statements- Uncertainties and Risks".

RESULTS OF OPERATIONS

EEX reported a 1998 net loss of $19 million ($.15 per share), versus a restated net loss of $2.2 million ($.02 per share) in 1997. Excluding the impacts from asset sales ($6.0 million) and costs associated with the disposition of properties in East Texas included in depreciation this quarter ($5.2 million), the Company incurred a $7.8 million net loss ($.06 per share).

In  the  following comparisons of first quarter 1998 and  1997 results of operations, 1998 results have been adjusted to exclude the $11.2 million of costs associated with asset sales described above.

Revenues for 1998 were $65 million, $22 million (26%) lower than 1997. Natural gas revenues, 21% lower than 1997, were impacted by both a 13% decrease in average prices and an 8% decrease in production due to sales of non-core properties. The average natural gas sales price per thousand cubic feet ("Mcf") was $2.43 in 1998 compared with $2.81 in 1997.
Natural gas production for 1998 was 19 billion cubic feet ("Bcf"), compared with 20 Bcf in 1997. Oil revenues decreased $9 million (35%) due to sales of non-core properties and a 25% decrease in the average crude oil sales price per barrel to $16.34 in 1998 from $21.86 in 1997. Crude oil production was 986 thousand barrels ("MBbls"), compared with 1,147 MBbls in 1997.

Costs and expenses, excluding the $11 million associated with asset sales described above, were $62 million in 1998 compared to $83 million in 1997. Operating expenses (production and operating, general and administrative and taxes other than income and payroll) were $21 million in 1998, 13% lower than 1997,the result of asset sales and the favorable impact from cost cutting measures implemented over the past year. Exploration expenses decreased 38% due to the curtailment of the onshore exploration program during 1997, the change in focus to offshore and international and the impact of the offshore exploration joint venture with Enterprise Oil Plc. Depreciation and amortization was $26 million, $10 million lower than 1997 due to lower production volumes and the significant asset write-downs in the third quarter of 1997.

Total interest and other financing costs, including minority interest, were $9.0 million in 1998, a $1.3 million increase from 1997. A lower overall debt level in 1998 was more than offset by the higher dividends associated with the preferred securities of a subsidiary. In the second quarter of 1998, the Company intends to redeem the preferred securities of a subsidiary and reduce other bank debt with the proceeds from the sale of the East Texas properties.


HEDGING ACTIVITIES

A portion of the risk associated with fluctuations in the price of oil and natural gas is managed through the use of hedging techniques such as oil and gas swaps, collars and futures agreements. EEX fixed the price on first quarter 1998 sales volumes of 13 Bcf of natural gas (68% of production) at an average price of $2.51 per Mcf and 720 MBbls of oil (73% of production) at an average price of $17.34 per Bbl. In total oil and gas price hedging activities increased 1998 revenues by $6.0 million and decreased 1997 revenues by $.5 million.

At March 31, 1998 EEX had outstanding swaps, collars and futures agreements that were entered into as hedges extending through December 31, 1998, to exchange payments on 20 Bcf of natural gas and 763 MBbls of oil. At March 31, 1998, there were $3.6 million of net unrealized and unrecognized hedging losses based on the difference between the strike price and the New York Mercantile Exchange futures price for the applicable trading months of 1998.


LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Net cash flows used for operating activities were $6 million in 1998 compared to net cash flows from operating activities of $71 million in 1997. Lower net income in 1998 coupled with higher non-cash charges included in 1997 income and changes in current operating assets and liabilities account for the change. Net cash flows used for investing activities in 1998 were $55 million, a $13 million increase from 1997. Property additions were $69 million in 1998, some $35 million higher than 1997 due to the acquisition of an additional 25% participation interest in the Tuban Production Sharing Contract located on the island of Java in Indonesia for approximately $40 million. Proceeds from property sales and retirements increased $18 million in 1998, partially offsetting the increase in property additions. The Company increased borrowings under its credit facilities some $61 million in 1998 in order to fund operations and the capital program.

EEX intends to utilize substantially all of its internally generated cash flows for growth of the business and expects to have sufficient cash flow from operations and the ongoing monetization of non-core assets to provide funds for its business plans. Borrowings under EEX's credit facilities may be used to supplement temporary cash flow needs.

Capital Structure

Debt represented 57% of total capitalization, as defined, at March 31, 1998 compared to 50% of total capitalization at December 31, 1997. The Company intends to use proceeds from the sale of the East Texas properties to redeem the preferred securities of a subsidiary and reduce outstanding bank debt.


RECENT DEVELOPMENTS

SALE OF EAST TEXAS PROPERTIES

On April 24, 1998, EEX completed the previously announced sale of East Texas producing oil and gas properties to Cross Timbers Oil Company for $235 million. These properties represented approximately 220 billion cubic feet of gas equivalent. As a part of the sale, EEX retained an obligation existing under agreements with Encogen One Partners, Ltd. The effective date of the sale was January 1, 1998.

Revenues, costs and expenses and sales volumes during the first quarter 1998 attributable to the East Texas properties were:

     Revenues                          Millions  Sales Volume
        Natural gas                      $12.7    6,205 Mmcf
        Oil, condensate and liquids        1.2       86 MBbls

     Costs and Expenses
        Production                         1.1
        Depreciation and amortization     11.7
        Taxes, other than income           1.1


Forward Looking Statements -Uncertainties and Risks

   Certain statements in this report, including statements of EEX's and management's expectations, intentions, plans and beliefs, are "forward-looking statements," within the meaning of Section 21E of the Securities Exchange Act of 1934, as
amended,  that  are  subject  to  certain  events,  risks   and
uncertainties that may be outside EEX's control. These forward-looking statements include statements of management's plans and objectives for EEX's future operations and statements of future economic performance; information regarding drilling schedules, expected or planned production, future production levels of international and domestic fields, EEX's capital budget and future capital requirements, EEX's meeting its future capital needs, the level of future expenditures for environmental costs and the outcome of regulatory and litigation matters; and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements and the risk factors set forth below and described from time to time in EEX's other documents and reports filed with the Securities and Exchange Commission.

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

   Government Regulation. EEX's business is subject to certain federal, state and local laws and regulations relating to the drilling for the production of oil and gas, as well as environmental and safety matters. See "Business -Government Regulation "in EEX's Annual Report on Form 10-K.

   International Operations. EEX's interests in countries outside the United States are subject to the various risks inherent in foreign operations. These risks may include, among other things, currency restrictions and exchange rate fluctuations, loss of revenue, property and equipment as a result of expropriation, nationalization, war, insurrection and other political risks, risks of increases in taxes and governmental royalties, renegotiations of contracts with governmental entities, changes in laws and policies governing operations of foreign-based companies and other uncertainties arising out of foreign government sovereignty over the Company's international operations. The Company's international operations may also be adversely affected by laws and policies of the United States affecting foreign trade, taxation and investment. In addition, in the event of a dispute arising from foreign operations, the Company may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of the courts of the United States.

                        EEX CORPORATION
              SUMMARY OF SELECTED OPERATING DATA
        FOR OIL & GAS PRODUCING ACTIVITIES (UNAUDITED)

                                           Three Months Ended
                                                March 31
                                        -------------------------
                                             1998       1997
                                           -------    -------
[S]                                          [C]       [C]
Revenues (in millions)
 Natural gas                                 $45.5     $57.3
 Oil and condensate                           16.1      25.1
 Natural gas liquids                            .3       1.7
 Other                                          .1        .1
                                           -------    -------
   Total                                     $62.0     $84.2
                                           =======    =======
Sales Volumes
 Natural gas (MMcf)                         18,748    20,426
 Oil and condensate (MBbls)                    986     1,147
 Natural gas liquids (MBbls)                    44        96
 Total volumes (MMcfe) (a)                  24,928    27,884

Average Sales Price
 Natural gas (per Mcf)                       $2.43    $ 2.81
 Oil and condensate (per Bbl)                16.34     21.86
 Natural gas liquids (per Bbl)                7.30     17.70
   Total product revenue (per Mcfe) (a)       2.49      3.02

Cost and Expenses (per Mcfe) (a)(b)
 Production and operating (c)                $ .44    $  .45
 Exploration                                   .49       .72
 Depreciation and amortization                1.27      1.28
 General, administration and other             .26       .26
 Taxes, other than income                      .16       .17

Net Wells
 Drilled                                         9        16
 Productive                                      8        11


(a) Oil   and  natural  gas  liquids  have  been  converted  to  Mcf equivalents (Mcfe) on the basis of one barrel equals 6.0 Mcfe.
(b) Excludes unusual and non-recurring expenses.
(c) Excludes related production, severance and ad valorem taxes.

                  PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

       (a)       Exhibits

           EXHIBIT (27) - Financial Data Schedule

       (b)       Reports on Form 8-K

           Current Report on Form 8-K dated January 16, 1998. (News Release dated January 16, 1998: (1) Acquisition of rig for deepening and appraising Llano Discovery on Garden Banks Block 386 and (2) Announcement of intention to sell or trade East Texas assets.)

           Current Report on Form 8-K dated February 10, 1998.
           (News Release dated February 10, 1998:  Results  of
           operations  for  fourth  quarter  and  year   ended
           December 31, 1997.)

           Current Report on Form 8-K dated February 25, 1998.
           (News Release dated February 25, 1998: Announcement of agreement to sell East Texas properties.)

           Current  Report Form 8-K dated February  27,  2998.
           (News Release dated February 27, 1998: Announcement of stock repurchase program.)

SIGNATURES


      Pursuant  to the requirements of the Securities  Exchange
Act  of 1934, the Registrant has duly caused this report to  be
signed  on  its  behalf  by  the  undersigned  thereunto   duly
authorized.

                                      EEX CORPORATION
                                             (Registrant)






Dated May 14,1998        By         /s/R. S. Langdon
                          -----------------------------------------
                                      R. S. Langdon
                                      Executive Vice President,
                                      Finance and Administration,
                                      and Chief Financial Officer



                                      The above officer of
                                      registrant has signed
                                      this report as its duly
                                      authorized representative
                                      and as its principal
                                      financial officer