Form 10-Q
period 1998-06-30
EEX CORP
filed 1998-08-07
CIK 1023060

                         UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549


                           FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT  UNDER SECTION  13  OR  15  (d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended June 30, 1998

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

Yes    X  No

Number  of shares of Common Stock of Registrant outstanding  as of August 4, 1998:  127,134,427

                PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


[CAPTION]

                            EEX CORPORATION
       CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

                                     Three Months Ended   Six Months Ended
                                          June 30             June 30
                                    -------------------   ---------------

                                        1998    1997     1998     1997
                                      ------- -------    ------- -------
                                   (In thousands except per share amounts)
[S]                                  [C]     [C]      [C]       [C]
Revenues
 Natural gas                         $ 32,319$ 46,313  $ 77,857 $103,651
 Oil and condensate                    21,743  24,292    37,852   49,364
 Natural gas liquids                      724   1,092     1,045    2,791
 Cogeneration operations                3,500   2,872     5,964    5,475
 Other                                    275     688       356      783
                                     --------- ------- --------   ------
   Total                               58,561  75,257   123,074  162,064
                                     --------- ------- --------   ------
Costs and Expenses
 Production and operating              12,467  12,425    23,554   25,050
 Exploration                           13,932  20,023    26,255   40,021
 Depreciation and amortization         24,032  38,164    55,644   73,749
  Loss (gain)on sales of property,
     plant & equipment                 (1,761)            4,266
 Cogeneration  operations               2,785   2,767     4,800    5,158
 General, administrative and other      6,092   9,266    12,817   16,654
 Taxes, other than income               3,498   4,342     7,391    8,954
                                     --------- -------   ------- --------
   Total                               61,045  86,987   134,727  169,586
                                     --------- -------  -------- --------
Operating (Loss)                       (2,484)(11,730)  (11,653)  (7,522)
Other (Expense) - Net                     (55)    (50)      (14)     (71)
Interest Income                           271      34       362       86
Interest and Other Financing Costs     (4,799) (8,954)  (10,024) (16,698)
                                     --------- -------  -------- --------
(Loss) Before Income Taxes             (7,067)(20,700)  (21,329) (24,205)
Income Taxes (Benefit)                    571  (7,171)    1,572   (8,475)
Minority Interest                      (2,768)           (6,532)
                                     --------- -------  -------- --------
Net (Loss)                           $(10,406)$(13,529)$(29,433)$(15,730)
                                     ========= ======== ======== =======
Basic and Diluted Net (Loss)
     Per Share                         $ (.08) $  (.11)   $(.23)  $ (.13)
                                     ========= ======== ========  =======

Weighted  Average Shares
     Outstanding                      126,641  126,641  126,641  126,641
                                     ========  ======== ======== ========


See accompanying Notes.

[CAPTION]

                        EEX CORPORATION
  CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)


                                                     Six Months Ended
                                                          June 30
                                                ---------------------------
                                                     1998       1997
                                                    --------   --------
                                                      (In thousands)
[S]                                                [C]         [C]
OPERATING ACTIVITIES
 Net (loss)                                        $(29,433)   $(15,730)
 Impairment of undeveloped leasehold                             27,244
 Dry hole cost                                       10,316       1,534
 Depreciation and amortization                       55,644      73,761
 Deferred income tax (benefit)                                  (10,354)
 Loss on sales of property, plant and equipment       4,266
 Other                                                  302      (1,279)
 Changes in current operating assets
     and liabilities
  Accounts receivable                                (1,058)     30,588
  Other current assets                               (2,975)     11,218
  Accounts payable                                  (51,035)    (24,440)
  Other current liabilities                          (3,507)        457
                                                   ---------   ---------
     Net cash flows from(used in)
       operating activities                         (17,480)     92,999
                                                   ---------  ---------

INVESTING ACTIVITIES
 Additions to property,
     plant and equipment                            (96,134)    (74,628)
 Proceeds from disposition of
     property, plant and equipment                  236,481       2,212
 Changes in property, plant
     and equipment accruals                           8,542     (10,868)
                                                   ---------   ---------
 Net cash flows from (used in)
       investing activities                         148,889     (83,284)
                                                   ---------   ---------

FINANCING ACTIVITIES
 Borrowings under bank revolving
    credit agreement                                138,000      40,000
   Repayment of borrowings under bank
    revolving credit agreement                     (155,000)    (65,000)
 Borrowings under short term
    financing agreement                             101,500      81,400
   Repayments under short term
    financing agreement                            (106,500)    (76,400)
 Redemption of minority interest in preferred
    securities of subsidiary                       (100,000)
 Change in temporary advances with
    affiliated companies                                         15,764
 Change in advances under leasing arrangements                     (697)
 Payments of capital lease obligations               (7,667)     (2,551)
 Issuance of common stock                                             2
                                                   ---------   ---------
  Net cash flows used in financing activities      (129,667)     (7,482)
                                                   ---------   ---------
Net Increase in Cash and Cash Equivalents             1,742       2,233
Cash and Cash Equivalents at Beginning of Period      3,790       1,358
                                                   ---------   ---------
Cash and Cash Equivalents at End of Period         $  5,532    $  3,591
                                                   =========   =========


See accompanying Notes.

[CAPTION]

                        EEX CORPORATION
             CONDENSED CONSOLIDATED BALANCE SHEETS
                   (June 30, 1998 Unaudited)

                                                 June 30     December 31
                                                   1998           1997
                                               ----------     -----------
                                                    (In thousands)
[S]                                           [C]            [C]
ASSETS
Current Assets
 Cash and cash equivalents                    $    5,532     $    3,790
 Accounts receivable - trade                      58,983         57,925
 Other                                            14,520         11,545
                                               ----------      ---------
    Total current assets                          79,035         73,260
                                               ----------      ---------
Property, Plant and Equipment (at cost)
 Oil and gas properties
     (successful  efforts method)              1,226,490      1,882,097
 Other                                            19,958         19,581
                                              ----------     ----------
    Total                                      1,246,448      1,901,678
 Less accumulated depreciation
     and amortization                            748,034      1,192,691
                                              ----------     ----------
    Net property, plant and equipment            498,414        708,987
                                              ----------     ----------
Deferred Income Tax Benefit                       20,238         20,238
                                              ----------     ----------

Other Assets                                      15,251          5,304
                                              ----------     ----------
    Total                                     $  612,938     $  807,789
                                              ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Accounts payable - trade                     $   66,123     $  108,616
 Short term borrowings                                            5,000
 Current portion of capital
     lease obligations                            10,753          8,418
 Other                                             6,524         10,031
                                               ----------     ----------
    Total current liabilities                     83,400        132,065
                                               ----------     ----------
Bank Revolving Credit Agreement                    8,000         25,000
                                               ----------     ----------
Capital Lease Obligations                        223,315        233,317
                                               ----------     ----------
Other Liabilities                                 52,372         42,744
                                               ----------     ----------
Minority Interest in Preferred
    Securities of Subsidiary                                    100,000
                                               ----------     ----------
Common Shareholders' Equity
 Common stock (400,000 shares authorized;
  127,134 and 127,059 shares outstanding)          1,271          1,271
 Paid in capital                                 571,363        570,493
 Accumulated deficit                            (323,205)      (293,772)
 Unamortized restricted stock compensation        (3,578)        (2,877)
 Treasury stock                                                    (452)
                                               ----------     ----------
    Common shareholders' equity                  245,851        274,663
                                               ----------     ----------
    Total                                      $ 612,938      $ 807,789
                                               ==========     ==========

See accompanying Notes.

                        EEX CORPORATION
     Notes to Condensed Consolidated Financial Statements

1. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods included herein have been made. Certain items in prior periods have been reclassified to be consistent with the current presentation.

2. Basic net income (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is based on the weighted average number of common shares and all dilutive potential common shares outstanding during the period.

3. In the second quarter of 1998, EEX redeemed at par value, all of the outstanding preferred securities of a subsidiary.

4. EEX has been named a defendant in two lawsuits filed on August 3, 1998, in Federal Court for the Northern and Southern Districts of Texas. According to information in notices of class action published by plaintiff's counsel, the suits are on behalf of certain EEX shareholders and are based upon alleged misrepresentations made prior to August 4, 1997, concerning the value of the Company's assets and reserves. The notices name Enserch Corporation, Texas Utilities Company, Degolyer & MacNaughton and certain present and former officers and directors of EEX as defendants. EEX has not been served in either of the lawsuits. No assessment of the claims can be made at this time. EEX intends to vigorously defend these suits.

Item 2.         Management's Discussion and Analysis of
             Financial Condition and Results of Operations

Certain statements in this report, including statements of EEX Corporation's ("EEX" or the "Company") and management's expectations, intentions, plans and beliefs, are "forward-looking statements," within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to certain events, risks and uncertainties that may be outside EEX's control. See "Forward Looking Statements- Uncertainties and Risks" below.

RESULTS OF OPERATIONS

EEX reported a second quarter 1998 net loss of $10 million ($.08 per share), versus a net loss of $14 million ($.11 per share) for the same period in 1997. Second quarter 1998 results included non-recurring amounts for gains on asset sales of $1.8 million and costs associated with the disposition of properties in East Texas included in depreciation and amortization of $1.5 million. Excluding these non-recurring items, second quarter 1998 net loss was $11 million ($.08 per share). For the first six months of 1998, EEX had a net loss of $29 million ($.23 per share), compared to a net loss of $16 million ($.13 per share) in 1997. Excluding non-recurring amounts for losses on asset sales ($4.3 million) and costs associated with the disposition of properties in East Texas included in depreciation and amortization ($6.7 million), net loss for the six months ended June 30, 1998 was $18 million ($.15 per share).

In  the  following comparisons of results of operations,  1998 results have been adjusted to exclude the non-recurring items described above.

QUARTERS ENDED JUNE 30, 1998 AND 1997 - Revenues for the second quarter of 1998 were $59 million, a 22% decrease from 1997 primarily due to decreased production resulting from sales of non-core properties. Natural gas revenues decreased $14 million (30%) resulting from lower second quarter 1998 production ($16 million), partially offset by higher second quarter 1998 prices ($1.6 million). The average natural gas sales price per thousand cubic feet ("Mcf") was $2.24 in 1998 compared with $2.13 in 1997. Natural gas production for 1998 was 14.4 billion cubic feet ("Bcf"), down from 21.7 Bcf in 1997. Oil revenues decreased $2.5 million (10%), reflecting a 31% decrease in the average sales price per barrel to $13.07, which was mostly offset by a 30% increase in production primarily due to production from the Mudi field in Indonesia. Crude oil production was 1,663 thousand barrels ("Mbbls") in 1998 compared to 1,282 MBbls in 1997. EEX net production from the Mudi field for the second quarter of 1998 was 722 Mbbls.

Costs and expenses from recurring operations were $61 million in 1998, compared to $87 million in 1997, a 29% decrease. Operating expenses (production and operating, general and administrative and taxes other than income) were $22 million in 1998, 15% lower than 1997, resulting from asset sales and the favorable impact from restructuring measures implemented over the last year. Production and operating costs for 1998 included $2.8 million for oil production from the Mudi field. Exploration expenses for 1998 decreased 30% from 1997 due to curtailment of the onshore exploration program, change in focus to offshore and international areas and impact of the offshore exploration joint venture with Enterprise Oil Plc. Exploration expense for the second quarter of 1998 includes $7.6 million for dry holes in both offshore and international drilling activities. Depreciation and amortization was $23 million in 1998, $16 million lower than 1997 due to lower production volumes and the impairment to producing oil and gas properties recognized in 1997.

Total interest and other financing costs, including minority interest, were $7.6 million in 1998, a $1.4 million reduction from 1997, due to the reduction in debt with proceeds of asset sales.

SIX MONTHS ENDED JUNE 30, 1998 AND 1997 - Revenues for 1998 were $123 million, a 24% decrease from 1997 due to lower production resulting from sales of non-core properties. Natural gas revenues decreased $26 million (25%), resulting from both lower production ($22 million) and sales prices ($3.6 million) The average natural gas sales price per Mcf was $2.35 in 1998 compared with $2.46 in 1997. Natural gas production for 1998 was 33.1 Bcf, down from 42.2 Bcf in 1997. Oil revenues decreased $12 million (23%), reflecting a 27% decrease in the average sales price per barrel to $14.29, which was partially offset by a 9% increase in production primarily from the Mudi field. Crude oil production for 1998 was 2,649 Mbbls compared to 2,429 Mbbls in 1997. Production from the Mudi field was 810 Mbbls.

Costs and expenses from recurring operations were $124 million in 1998, compared to $170 million in 1997. Operating expenses (as defined above) were $44 million in 1998, 14% lower than 1997 for the reasons listed above. Production and operating costs for 1998 included $3.7 millon for oil production from the Mudi field. Exploration expenses for 1998 decreased 34% from 1997 due to reasons described above. Exploration expense for 1998 includes $10 million for dry holes. Depreciation and amortization was $49 million in 1998, $25 million lower than 1997 due to lower production volumes and the impairment to producing oil and gas properties recognized in 1997.

Total interest and other financing costs, including minority interest, were $17 million, unchanged from 1997. A lower overall debt level in 1998 was offset by the higher dividends and fees associated with the preferred securities of a subsidiary. These preferred securities were redeemed in the second quarter of 1998.

HEDGING ACTIVITIES

A portion of the risk associated with fluctuations in the price of natural gas and oil is managed through the use of hedging techniques such as oil and gas swaps, collars and futures agreements. EEX fixed the price on second quarter 1998 production volumes of 5.7 Bcf of natural gas (40% of production) at an average price of $2.27 per Mcf and 228 MBbls of oil (14% of production) at an average price of $17.09 per Bbl. For the first six months of 1998, EEX fixed the price on 19 Bcf of natural gas (57% of production) at an average price of $2.47 per Mcf and 964 MBbls of oil (36% of production) at an average price of $19.01 per Bbl. In total oil and gas price hedging activities decreased second quarter 1998 revenues by $.1 million, but increased second quarter 1997 revenues by $2.1 million. For the first six months of 1998 and 1997, oil and gas hedging activities increased revenues by $5.8 million and $1.6 million, respectively. At June 30, 1998, EEX had outstanding swaps, collars and futures agreements that were entered into as hedges extending through December 31, 1999, to exchange payments on 2.2 Bcf of natural gas and 782 MBbls of oil. At June 30, 1998, there were $1.2 million of net unrealized and unrecognized hedging losses based on the difference between the strike price and the New York Mercantile Exchange futures price for the applicable trading month. In addition, there were $.4 million of realized losses on hedging activities which were deferred and will be applied as a decrease in revenues in the third quarter of 1998 in the applicable month of physical sale of production.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

For the first six months of 1998, EEX generated sufficient cash flows from asset sales to fund its capital requirements, reduce financings by $30 million, redeem all of the $100 million of preferred securities of a subsidiary and provide funds required by operations. Operating activities for the first six months of 1998 required cash flows of $17 million, compared to $93 million of cash flows provided from operations in 1997. The requirement in 1998 was a result of changes in current operating assets and liabilities.

The  Company  intends to continue to make substantial  capital expenditures for the exploration and development of its properties, primarily in the Gulf of Mexico. At present, EEX plans to finance its business plans through internally generated cash flows, the sale of additional non-core assets, borrowings under existing credit facilities, alliances with contractors to assume early capital expenditure requirements and/or offerings in public or private equity or debt markets. Borrowings under EEX's credit facilities may also be used to supplement temporary cash flow needs. EEX does not anticipate paying cash dividends in the foreseeable future.

Capital Structure

In the second quarter of 1998, EEX redeemed, at par value, all the outstanding preferred securities of a subsidiary. The dividend rate on these preferred securities was based on LIBOR plus a spread of 4% for the quarter ended March 31, 1998, 5% for the quarter ended June 30, 1998 and was to increase by 1% quarterly through December 31, 1998. At June 30, 1998, debt represented 50% of total capitalization, as defined in loan agreements, the same as the level at December 31, 1997.

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

During 1998 the Company will be conducting an independent review of operational (field) systems which are the responsibility of third party companies doing business with EEX. This Year 2000 review will include any operational system on which any EEX-sanctioned work is performed, and will include both hardware and software subsystems. Any third party companies doing business with EEX found not to be adequately addressing the Year 2000 issue will be identified in the review, along with the potential impact of non-compliance by the vendor. As such, the Company at this time, cannot adequately assess the extent to which further actions will be required, and cannot at this time make any statements as to whether or not this issue will have a material effect upon future operations.

RECENT EVENTS

Sale of East Texas Properties

On April 24, 1998, EEX completed the previously announced sale of East Texas producing oil and gas properties to Cross Timbers Oil Company for $235 million. These properties represented approximately 220 billion cubic feet of gas equivalent. As a part of the sale, EEX retained a volumetric production payment to satisfy an obligation existing under agreements with Encogen One Partners, Ltd. The effective date of the sale was January 1, 1998.

Revenues, costs and expenses and sales volumes from January 1, 1998 through the closing date attributable to the East Texas properties were:

     Revenues                       Millions  Sales Volume
        Natural gas                   $17.3      8.2 Bcf
        Oil, condensate and liquids     1.5      103 MBbls

     Costs and Expenses
        Production                      1.6
        Depreciation and amortization  15.2
        Taxes, other than income        1.6

Second quarter 1998 amounts included above were: natural gas revenues of $4.1 million (2.0 Bcf); oil and liquids revenue of $.3 million (22 MBbls); and production, depreciation and amortization and taxes, other than income of $.5 million, $3.6 million and $.4 million, respectively.

Exploration Activities

EEX has completed drilling, logging and evaluation of the discovery well on the Llano prospect located on Garden Banks Block 386 in the Gulf of Mexico. Analysis of the logs and other data obtained indicates the presence of several hydrocarbon-bearing sands in the Lower Pliocene and Miocene aged sections. EEX plans to begin appraisal drilling on this prospect in the second half of 1998, and has initiated development planning studies.

EEX has two other deepwater prospects drilling and expects to have an additional prospect drilling in the third quarter. The Sheba prospect, located on Green Canyon Block 341, and the Elvis prospect, located on Mississippi Canyon Block 580, are currently drilling. The Gamera prospect, located in Atwater Valley on Blocks 118, 119, 162 and 163, is expected begin drilling during the third quarter.

In EEX's international operations, an exploratory well at the Karang Anyar Prospect (located South of the Mudi Field) on the Tuban Block in Indonesia encountered non-commercial accumulations of natural gas and was plugged and abandoned. EEX had a 50% interest in this non-operated well. EEX and block operator, Santa Fe Energy Resources Java, have identified another exploration prospect in the Tuban Block and are in the process of finalizing offset owner support to allow the drilling of this prospect in 1999. This prospect is located to the southwest of the Mudi Field and if successful, could utilize some portion of the Mudi Field facilities to achieve early production.

Trade for Shallow Water Properties

On August 5, 1998, EEX announced it has agreed to trade substantially all of its Permian Basin properties in West Texas and Eastern New Mexico for the shallow water properties located off the coast of Texas and Louisiana of Energen Resources Corporation, the oil and gas subsidiary of Energen Corporation. In addition to the shelf properties, EEX will receive $9.0 million in cash.

In addition to cash, EEX will receive interests in 24 producing blocks and 30 exploratory blocks. Current average daily production from the 24 producing blocks is approximately 21 million cubic feet equivalent and proved reserves approximate 38 billion cubic feet equivalent (Bcfe). Energen will be receiving properties with an average daily production of approximately three thousand barrels equivalent and proved reserves of approximately 58 Bcfe. The transaction is expected to close by September 30, 1998 and has an effective date of January 1, 1998.

Legal Proceedings

EEX has been named a defendant in two lawsuits filed on August 3, 1998, in Federal Court for the Northern and Southern Districts of Texas. According to information in notices of class action published by plaintiff's counsel, the suits are on behalf of certain EEX shareholders and are based upon alleged misrepresentations made prior to August 4, 1997, concerning the value of the Company's assets and reserves. The notices name Enserch Corporation, Texas Utilities Company, Degolyer & MacNaughton and certain present and former officers and directors of EEX as defendants. EEX has not been served in either of the lawsuits. No assessment of the claims can be made at this time. EEX intends to vigorously defend these suits.

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

   Exploration Risk. Exploration for oil and gas in the deepwater Gulf of Mexico and unexplored frontier areas have inherent and historically high risk. As described in this report, EEX is focusing on exploration opportunities in offshore and international areas which will increase associated risk. Future reserve increases and production will be dependent on EEX's success in these exploration efforts and no assurances can be given of such success.

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

   Capital Funding. EEX's access to public or private equity or debt markets may be limited by general conditions in or volatility of the markets. No assurances can be given that the Company will be able to secure funds in these markets, or that such funds will be obtained on terms favorable to the Company.

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

[CAPTION]

                        EEX CORPORATION
SUMMARY OF SELECTED OPERATING DATA FOR OIL & GAS PRODUCING ACTIVITIES
                          (UNAUDITED)

                                     Three Months Ended  Six Months Ended
                                          June 30            June 30
                                    -------------------  ----------------

                                        1998    1997        1998   1997
                                       ------  ------      ------ ------
[S]                                   [C]      [C]        [C]     [C]
Sales Volumes
 Natural gas (MMcf)                   14,396   21,725     33,144  42,151
 Oil and condensate (MBbls)            1,663    1,282      2,649   2,429
 Natural gas liquids (MBbls)              58       90        102     186
   Total volumes (MMcfe) (a)          24,722   29,957     49,650  57,841

Average Sales Price
 Natural gas (per Mcf)               $  2.24   $ 2.13    $  2.35 $  2.46
 Oil and condensate (per Bbl)          13.07    18.95      14.29   20.32
 Natural gas liquids (per Bbl)         12.48    12.13      10.25   15.01
   Total product revenue
    (per Mcfe) (a)                      2.22     2.39       2.35    2.69

Cost and Expenses (per Mcfe) (a) (b)
 Production and operating (c)        $   .50   $  .41     $  .47 $   .43
 Exploration                             .56      .67        .53     .69
 Depreciation and amortization           .97     1.27       1.12    1.28
 General, administration and other       .25      .24        .26     .25
 Taxes, other than income                .14      .14        .15     .15

Net Wells
 Drilled                                   5       13         14      29
 Productive                                3       13         11      24


(a) Oil and natural gas liquids have been converted to Mcf equivalents (Mcfe) on the basis of one barrel equals 6.0 Mcfe.
(b) Excludes unusual and non-recurring expenses.
(c) Excludes related production, severance and ad valorem taxes.

                  PART II - OTHER INFORMATION


Item 1. Legal Proceedings

       EEX has been named a defendant in two lawsuits filed on August 3, 1998, in Federal Court for the Northern and Southern Districts of Texas. According to information in notices of class action published by plaintiff's counsel, the suits are on behalf of certain EEX shareholders and are based upon alleged misrepresentations made prior to August 4, 1997, concerning the value of the Company's assets and reserves. The notices name Enserch Corporation, Texas Utilities Company, Degolyer & MacNaughton and certain present and former officers and directors of EEX as defendants. EEX has not been served in either of the lawsuits. No assessment of the claims can be made at this time. EEX intends to vigorously defend these suits.

Item  4.  Submission of Matters to a Vote of Security Holders

       At the annual meeting of shareholders held on May 12, 1998, the shareholders elected a board of directors of five persons and approved the appointment of Ernst & Young LLP as Independent Auditors for fiscal year 1998. Listed below is the result of the vote.


                                            Election of Director
                                    -----------------------------------------
                                                 Withheld     Abstentions and
       Name                           For       From  Vote    Broker Nonvotes
                                    ----------  ----------       ----------
       F. S. Addy(1)                96,275,420   756,439              0
       B. A. Bridgewater, Jr.(2)    96,234,543   797,316              0
       Michael P. Mallardi(2)       96,303,430   728,429              0
       Thomas M  Hamilton(3)        96,180,710   851,149              0
       Frederick M. Lowther(3)      96,307,436   724,423              0
       ________________________
       (1)Term expiring 1999
       (2)Term expiring 2000
       (3)Term expiring 2001

                                 Appointment of Ernst & Young LLP as
                                        Independent Auditor
                            --------------------------------------------
                                                   Abstentions and
                               For       Against   Broker Nonvotes
                            ----------   -------      --------
                            96,665,974   243,956      1,660

Item 6.  Exhibits and Reports on Form 8-K

       (a)       Exhibits

           EXHIBIT (27) - Financial Data Schedule

       (b)       Reports on Form 8-K

           Current  Report on Form 8-K  dated April  24,  1998.
           Items   2  and  7  concerning  sale  of  East  Texas
           properties.

           Current Report on Form 8-K dated June 22, 1998. (News release dated June 22, 1998: (1) Completion of sidetrack drilling operations at Llano and (2) Deepwater and International drilling activities.)

SIGNATURES


      Pursuant  to the requirements of the Securities  Exchange
Act  of 1934, the Registrant has duly caused this report to  be
signed  on  its  behalf  by  the  undersigned  thereunto   duly
authorized.

                                      EEX CORPORATION
                                             (Registrant)






Dated August 4, 1998     By         /s/R. S. Langdon
                          -------------------------------------

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