Form 10-Q
period 1998-09-30
EEX CORP
filed 1998-11-13
CIK 1023060

                         UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549


                           FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT  UNDER SECTION  13  OR  15  (d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended September 30, 1998

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

Yes    X  No

Number  of shares of Common Stock of Registrant outstanding  as of November 9, 1998:  127,150,427

                PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements



[CAPTION]

                        EEX CORPORATION
  CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

                                     Three Months Ended    Nine Months Ended
                                        September 30          September 30
                                    -------------------    -----------------

                                        1998     1997        1998    1997
                                        --------------       --------------
                                    (In thousands except per share amounts)
[S]                                  [C]       [C]        [C]       [C]
Revenues
 Natural gas                         $ 22,913  $ 51,175   $100,770  $154,826
 Oil and condensate                    18,487    21,866     56,339    71,230
 Natural gas liquids                      422     2,177      1,467     4,968
 Cogeneration operations                4,159     2,912     10,123     8,387
 Other                                    342       100        698       883
                                     --------  --------   --------  --------
   Total                               46,323    78,230    169,397   240,294
                                     --------  --------   --------  --------
Costs and Expenses
 Production and operating              11,941    12,267     35,495    37,317
 Exploration                           11,345    25,192     37,600    65,213
 Depreciation and amortization         21,771    38,604     77,415   112,353
  Impairment  of producing oil
       and gas properties                       210,202              210,202
  Loss (gain) on sales of property,
       plant & equipment               (3,000)   (8,003)     1,266    (8,003)
 Cogeneration  operations               2,879     2,584      7,679     7,742
 General, administrative and other      6,240    31,939     19,057    48,593
 Taxes, other than income               2,245     4,670      9,636    13,624
                                     --------  --------   --------   --------
   Total                               53,421   317,455    188,148   487,041
                                     --------  --------   --------   --------
Operating (Loss)                       (7,098) (239,225)   (18,751) (246,747)
Other Income (Expense) - Net               73       (79)        59      (150)
Interest Income                            12       383        374       469
Interest and Other Financing Costs     (4,138)   (8,804)   (14,162)  (25,502)
                                     --------- ---------  --------   --------
(Loss) Before Income Taxes            (11,151) (247,725)   (32,480) (271,930)
Income Tax (Benefit)                   (5,699)  (66,190)    (4,127)  (74,665)
Minority Interest                                   (73)    (6,532)      (73)
                                     --------  --------   --------   --------
Net  (Loss)                         $  (5,452)$(181,608)  $(34,885)$(197,338)
                                     ======== =========   ======== =========
Basic and Diluted Net
     (Loss) Per Share              $   (0.04) $   (1.43)  $  (0.28)$   (1.56)
                                     =======  =========   ======== ==========

Weighted  Average Shares
     Outstanding                     126,616    126,641    126,633   126,641
                                     =======  =========   ======== ==========


See accompanying Notes.

[CAPTION]

                        EEX CORPORATION
  CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)


                                                        Nine Months Ended
                                                          September 30
                                                       -------------------
                                                         1998       1997
                                                       --------   --------
                                                         (In thousands)
[S]                                                 [C]          [C]
OPERATING ACTIVITIES
 Net (loss)                                         $ (34,885)   $(197,338)
 Impairment of producing oil and gas properties                    210,202
 Impairment of undeveloped leasehold                                40,866
 Dry hole cost                                         17,445        7,409
 Depreciation and amortization                         77,415      112,353
 Deferred income tax (benefit)                         (8,678)     (69,534)
 Loss (gain) on sales of property,
     plant and equipment                                1,266       (8,003)
 Other                                                  4,279       14,071
 Changes in current operating assets and liabilities
  Accounts receivable                                  17,299       17,068
  Other current assets                                 (3,685)      (2,477)
  Accounts payable                                    (70,319)      17,915
  Other current liabilities                            (4,691)         355
                                                    ---------    ---------
  Net cash flows from (used in)
     operating activities                              (4,554)     142,887
                                                    ---------    ---------

INVESTING ACTIVITIES
   Additions to property, plant and equipment        (118,133)    (128,522)
 Proceeds from disposition of property,
     plant and equipment                              236,148       61,240
 Changes in property, plant and
     equipment accruals                                 9,485       (3,386)
                                                    ---------    ---------
  Net cash flows from (used in)
     investing activities                             127,500      (70,668)
                                                    ---------    ---------

FINANCING ACTIVITIES
 Borrowings under bank revolving credit agreement     160,000       60,000
 Repayment of borrowings under bank
     revolving  credit   agreement                   (155,000)    (140,000)
 Borrowings under short term financing agreement      167,764      130,900
 Repayments under short term financing agreement     (172,764)    (127,900)
 Redemption of minority interest in preferred
  securities of subsidiary                           (100,000)
 Repayment of Company-Obligated mandatorily
     redeemable preferred securities of subsidiary                (150,000)
 Issuance of minority interests in preferred
     securities of subsidiaries                                    150,000
 Change in temporary advances with
    affiliated companies                                            13,328
 Change in advances under leasing arrangements                      (5,457)
 Payments of capital lease obligations                 (8,040)      (2,899)
 Issuance of common stock                                                2
                                                    ---------    ---------
    Net cash flows used in financing activities      (108,040)     (72,026)
                                                    ---------    ---------
Net Increase in Cash and Cash Equivalents              14,906          193
Cash and Cash Equivalents at Beginning of Period        3,790        1,358
                                                    ---------    ---------
Cash and Cash Equivalents at End of Period          $  18,696   $    1,551
                                                    =========    =========


See accompanying Notes.

[CAPTION]

                        EEX CORPORATION
             CONDENSED CONSOLIDATED BALANCE SHEETS
                (September 30, 1998 Unaudited)

                                                 September 30    December 31
                                                     1998            1997
                                                 ------------     ---------
                                                       (In thousands)
[S]                                             [C]             [C]
ASSETS
Current Assets
 Cash and cash equivalents                      $   18,696      $    3,790
 Accounts receivable - trade                        40,626          57,925
 Other                                              15,230          11,545
                                                ----------      ----------
    Total current assets                            74,552          73,260
                                                ----------      ----------
Property, Plant and Equipment (at cost)
 Oil and gas properties
    (successful efforts method)                  1,247,225       1,882,097
 Other                                              19,875          19,581
                                                ----------      ----------
    Total                                        1,267,100       1,901,678
 Less accumulated depreciation
     and amortization                              772,254       1,192,691
                                                ----------      ----------
    Net property, plant and equipment              494,846         708,987
                                                ----------      ----------
Deferred Income Tax Benefit                         28,916          20,238
                                                ----------      ----------

Other Assets                                         4,631           5,304
                                                ----------      ----------
    Total                                       $  602,945      $  807,789
                                                ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Accounts payable - trade                       $   47,782      $  108,616
 Short term borrowings                                               5,000
 Current portion of capital lease obligations       10,813           8,418
 Other                                               5,340          10,031
                                                ----------      ----------
    Total current liabilities                       63,935         132,065
                                                ----------      ----------
Bank Revolving Credit Agreement                     30,000          25,000
                                                ----------      ----------
Capital Lease Obligations                          222,882         233,317
                                                ----------      ----------
Other Liabilities                                   45,851          42,744
                                                ----------      ----------
Minority Interest in Preferred
     Securities of Subsidiary                                      100,000
                                                ----------      ----------
Common Shareholders' Equity
 Common stock (400,000 shares authorized;
  127,150 and 127,059 shares outstanding)            1,272           1,271
 Paid in capital                                   569,289         570,493
 Accumulated deficit                              (328,657)       (293,772)
 Unamortized restricted stock compensation          (1,236)         (2,877)
 Treasury stock                                       (391)           (452)
                                                ----------      ----------
    Common shareholders' equity                    240,277         274,663
                                                ----------      ----------
    Total                                       $  602,945      $  807,789
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

2. Basic net income (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share, where applicable, is based on the weighted average number of common shares and all dilutive potential common shares outstanding during the period.

3. In the second quarter of 1998, EEX redeemed at par value, all of the outstanding preferred securities of a subsidiary.

4. The Company maintains a valuation allowance to reduce the calculated deferred tax asset to net realizable value in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109). In the third quarter of 1998, EEX increased the deferred tax asset by $8.7 million based upon several factors, one of which is the taxable income from producing properties in Indonesia which will be sheltered by past foreign net operating losses. The realization of the remaining deferred tax asset is based on expected future earnings and tax planning strategies which include planned sales of non-core assets with fair market values in excess of book and tax cost bases, utilization of excess capacity of the Cooper floating production facility and pipeline, acceleration of income from shallow water Gulf of Mexico producing properties received as part of a property swap completed during the third quarter of 1998, the favorable impact from restructuring measures over the last year, the curtailment of the onshore exploration program and reduction of dry hole exposure in the Company's Gulf of Mexico exploration program. Although the Company has incurred net taxable losses for book purposes in recent years, management believes it is more likely than not that the Company will generate taxable income sufficient to realize a portion of the tax benefits associated with assets which have a tax basis in excess of net cost recorded under the successful efforts method of accounting used for financial reporting purposes. Such assets are primarily represented by seismic costs capitalized for tax purposes but expensed under successful efforts accounting, assets impaired under the provisions of SFAS 121 for which no tax deduction is immediately available and past operating losses of controlled foreign corporations. While management believes that future earnings will be significantly enhanced as a result of its strategic plan, due to the uncertainty of future income estimates the additional anticipated earnings benefit from further realization of the additional tax basis has not been fully recognized at this time and is included in the valuation allowance of $65 million at September 30, 1998 for the Company's deferred tax asset.

5. The In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal years
  beginning   after  June  15,  1999,  with  earlier   adoption
  encouraged. This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. EEX has not yet determined what the effect of SFAS No. 133 will be on results of operations and financial position. EEX will adopt this accounting standard as required by January 1, 2000.

6. Early in 1998, EEX entered into two forward purchase facilities to repurchase shares of its common stock. During the third quarter of 1998, EEX initiated several transactions under these facilities. These facilities allow for settlement, at EEX's option, by physical delivery of the shares to EEX in exchange for cash or on a net basis in either shares of EEX common stock or in cash. For a net basis settlement, to the extent that the market price of EEX's common stock on a settlement date is higher (lower) than the forward purchase price, the net differential is received (paid) by EEX. As of September 30, 1998, transactions under these facilities covered approximately $5.5 million or 986,900 shares of EEX's stock with an average forward purchase price of $5.57 per share. If the agreements were settled on a net basis on the September 30, 1998 market price of EEX's common stock ($4.88 per share), EEX would be obligated to pay approximately $.7 million in cash or deliver approximately 141,648 shares.

7. EEX was named a defendant in two lawsuits filed on August 3, 1998, in Federal Court for the Northern and Southern Districts of Texas. The suits are on behalf of certain EEX shareholders and have been consolidated in the Northern District of Texas (Dallas)and a consolidated amended complaint
  will  be  filed.   The  plaintiffs allege  misrepresentations
  occurred prior to August 4, 1997, concerning the value of the Company's assets and reserves. In addition to EEX, defendants include Enserch Corporation, Texas Utilities Company, Degolyer & MacNaughton and certain present and former officers and directors of EEX. No assessment of the claims can be made at this time. EEX intends to vigorously defend the consolidated action.

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

RESULTS OF OPERATIONS

EEX reported a third quarter 1998 net loss of $5.5 million ($.04 per share), versus a net loss of $182 million ($1.43 per share) for the same period in 1997. Results for the three months ended September 30, 1998 included non-recurring gains on asset sales ($3 million). Results for the nine months ended September 30, 1998 included non-recurring amounts for losses on asset sales ($1.3 million) and costs associated with the disposition of properties in East Texas included in depreciation and amortization ($6.7 million). Results for the quarter and nine months ended September 30, 1997 included non-recurring amounts for gains on asset sales ($8 million); impairment of producing oil and gas properties ($210 million); and an unusual charge, included in general, administrative and other expenses, for reorganization and restructuring ($24 million for the quarter and $26 million for nine months).

In  the  following comparisons of results of operations,  1998 and 1997 results have been adjusted to exclude the non-recurring items described above.

QUARTERS ENDED SEPTEMBER 30, 1998 AND 1997 - Revenues for the third quarter of 1998 were $46 million, a 41% decrease from 1997 primarily due to decreased production resulting from sales of non-core properties and third quarter 1998 weather-related production shutdowns in the Gulf of Mexico. Natural gas revenues decreased $28 million (55%) resulting from lower third quarter 1998 production ($25 million), and prices ($2.9 million). The average natural gas sales price per thousand cubic feet ("Mcf") was $2.06 in 1998 compared with $2.32 in 1997. Natural gas production for 1998 was 11.1 billion cubic feet ("Bcf"), down from 22 Bcf in 1997. Oil revenues decreased $3.4 million (15%), reflecting a 30% decrease in the average sales price per barrel to $12.58, which was mostly offset by a 20% increase in production primarily due to the Mudi field in Indonesia. Crude oil production was 1,470 thousand barrels ("Mbbls") in 1998 compared to 1,223 MBbls in 1997. EEX net production from the Mudi field for the third quarter of 1998 was 666 Mbbls, down slightly from 722 Mbbls in the second quarter of 1998 due to market constraints and operational factors.

Costs and expenses from recurring operations were $56 million in 1998, compared to $91 million in 1997, a 38% decrease. Operating expenses (production and operating, general and administrative and taxes other than income) were $20 million in 1998, 17% lower than 1997, resulting from asset sales and the favorable impact from restructuring measures implemented over the last year. Production and operating costs for 1998 included $3.3 million for oil production from the Mudi field.

Exploration expenses for 1998 decreased 55% from 1997 due to curtailment of the onshore exploration program, change in focus to offshore and international areas and impact of the offshore exploration joint venture with Enterprise Oil Plc. Exploration expense for the third quarter of 1998 includes $7.1 million for dry holes in both offshore and international drilling activities. Depreciation and amortization was $22 million in 1998, $17 million lower than 1997 due to lower production volumes and the impairment to producing oil and gas properties recognized in 1997.

Total interest and other financing costs, including minority interest, were $4.1 million in 1998, a $4.7 million reduction from 1997, due to the reduction in debt and redemption of the minority interest with proceeds of asset sales.

NINE MONTHS ENDED JUNE 30, 1998 AND 1997 - Revenues for 1998 were $169 million, a 29% decrease from 1997 due to lower production resulting from sales of non-core properties and a 13% reduction in the sales price per barrel of oil equivalent to $13.63. Natural gas revenues decreased $54 million (35%), resulting primarily from lower production ($48 million). The average natural gas sales price per Mcf was $2.28 in 1998 compared with $2.41 in 1997. Natural gas production for 1998 was 44.3 Bcf, down from 64.2 Bcf in 1997. Oil revenues decreased $15 million (21%), reflecting a 30% decrease in the average sales price per barrel to $13.68, which was partially offset by a 13% increase in production primarily from the Mudi field. Crude oil production for 1998 was 4,119 Mbbls compared to 3,652 Mbbls in 1997. Production from the Mudi field was 1,476 Mbbls.

Costs and expenses from recurring operations were $180 million in 1998, compared to $258 million in 1997. Operating expenses (as defined above) were $64 million in 1998, 12% lower than 1997 for the reasons listed above. Production and operating costs for 1998 included $7 millon for oil production from the Mudi field. Exploration expenses for 1998 decreased 42% from 1997 due to reasons described above. Exploration expense for 1998 includes $17 million for dry holes. Depreciation and amortization was $71 million in 1998, $42 million lower than 1997 due to lower production volumes and the impairment to producing oil and gas properties recognized in 1997.

In the second quarter of 1998, EEX completed the sale of East Texas producing oil and gas properties to Cross Timbers Oil Company for $235 million. These properties represented approximately 220 billion cubic feet of gas equivalent. As a part of the sale, EEX retained a volumetric production payment to satisfy an obligation existing under agreements with Encogen One Partners, Ltd. The effective date of the sale was January 1, 1998.

Results of operations for the nine months ended September 30, 1998 include the following revenues, costs and expenses and sales volumes attributable to the East Texas properties:

     Revenues                       Millions  Sales Volume
        Natural gas                   $17.3      8.2 Bcf
        Oil, condensate and liquids     1.5      103 MBbls

     Costs and Expenses
        Production                      1.6
        Depreciation and amortization  15.2
        Taxes, other than income        1.6

Total interest and other financing costs, including minority interest, were $21 million, $4.9 million reduced from 1997, resulting from a lower overall debt level in 1998 and redemption of the minority interest in the second quarter of 1998.

HEDGING ACTIVITIES

A portion of the risk associated with fluctuations in the price of natural gas and oil is managed through the use of hedging techniques such as oil and gas swaps, collars and futures agreements. EEX fixed the price on third quarter 1998 production volumes of 7.3 Bcf of natural gas (64% of production) at an average price of $2.19 per Mcf and 262 MBbls of oil (40% of production) at an average price of $18.53 per Bbl. For the first nine months of 1998, EEX fixed the price on 25 Bcf of natural gas (56% of production) at an average price of $2.36 per Mcf and 1,269 MBbls of oil (63% of production) at an average price of $17.81 per Bbl. In total oil and gas price hedging activities increased third quarter 1998 revenues by $1.2 million, compared to a decrease of $.8 million for the third quarter of 1997. For the first nine months of 1998 and 1997, oil and gas hedging activities increased revenues by $7 million and $.8 million, respectively. At September 30, 1998, EEX had outstanding swaps, collars and futures agreements that were entered into as hedges extending through December 31, 1999, to exchange payments on 13.2 Bcf of natural gas and 230 MBbls of oil. At September 30, 1998, there were $.8 million of net unrealized and unrecognized hedging gains based on the difference between the strike price and the New York Mercantile Exchange futures price for the applicable trading month. In addition, there were $.1 million of realized losses on hedging activities which were deferred and will be applied as a decrease in revenues in the fourth quarter of 1998 in the applicable month of physical sale of production.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Capital Expenditures

For the first nine months of 1998, EEX generated sufficient cash flows from asset sales to fund its capital requirements, reduce financings by $8 million, redeem all of the $100 million of preferred securities of a subsidiary and provide funds required by operations. Operating activities for the first nine months of 1998 required cash flows of $4.6 million, compared to $143 million of cash flows provided from operations in 1997. The requirement in 1998 was a result of changes in current operating assets and liabilities.

The Company intends to continue to make substantial capital expenditures in the fourth quarter of 1998 and in 1999 for the exploration and development of its properties, primarily in the Gulf of Mexico. At present, EEX plans to finance these capital expenditures through internally generated cash flows, the sale of additional non-core assets, borrowings under existing credit facilities, alliances with contractors to assume early capital expenditure requirements and/or offerings in public or private equity or debt markets. Borrowings under EEX's credit facilities may also be used to supplement temporary cash flow needs. In September 1998, EEX filed a Form S-3 registration statement to register an aggregate of $300 million of debt securities, preferred stock, warrants and common stock. The registration statement became effective on October 13, 1998. EEX plans to offer debt or equity securities registered under the Form S-3 when market conditions are favorable. EEX does not anticipate paying cash dividends on its common stock in the foreseeable future.

Capital Structure

EEX has scheduled a special meeting of shareholders for December 8, 1998 to vote on a one-for-three reverse split of the Company's outstanding common stock, presently 127 million shares, and to reduce the Company's authorized common stock from 400 million shares to 150 million shares. The reverse split, if approved by shareholders, will not have a material effect on financial position, results of operations or cash flows.

In the second quarter of 1998, EEX redeemed, at par value, all the outstanding preferred securities of a subsidiary. The dividend rate on these preferred securities was based on LIBOR plus a spread of 4% for the quarter ended March 31, 1998, 5% for the quarter ended June 30, 1998 and was to increase by 1% quarterly through December 31, 1998. At September 30, 1998, debt represented 53% of total capitalization, as defined in loan agreements and includes both capital and operating leases, compared to 50% at December 31, 1997.

YEAR 2000 ISSUE

EEX initiated its Year 2000 Readiness Program in 1998 by engaging a consultant to perform a preliminary analysis of the Company's asset inventory and provide strategic guidelines to ensure EEX's operations are not interrupted by the potential failure of computer programs to recognize and interpret date codes correctly in the Year 2000 ("Year 2000 Issue"). A project team comprised of managers from various departments reviewed the consultant's conclusions and developed an organizational approach for the investigation of the Year 2000 Issue.

This approach entails assessment, implementation, certification and contingency planning phases. Generally, EEX's strategy involves the identification of operations and inventory that may be affected by the Year 2000 Issue, the assessment of readiness and the risk associated with those items that may fail to perform, and the implementation of corrective measures and contingency plans. To date, EEX has identified software, hardware and other memory-capable pieces of equipment that may be affected by the Year 2000 Issue, and is researching manufacturer/vendor representations regarding their Year 2000 functionality. Concurrently, EEX is conducting a poll of its business partners and service providers regarding their Year 2000 readiness. After the results of this poll are known, contingency plans, which will include actions such as identifying alternates for those entities that cannot provide satisfactory levels of assurance, will be formulated. It is anticipated these contingency plans will be in place by the third quarter of 1999.

In general, the equipment situated on EEX-operated offshore production facilities may be less likely to present Year 2000-related obstacles since the average age of those facilities is three years. Responsibility for Year 2000 readiness with respect to drilling operations is addressed and delineated during drilling contract negotiations. The majority of EEX's hardware and software is covered by maintenance agreements that ensure the issuance of Year 2000-compliant updates or the provision of necessary modifications at no additional cost to EEX.

EEX is currently focused on implementing corrective measures for those inventory items that have been identified as non-compliant. For example, system upgrades and compliance testing for EEX's financial application system are expected to be complete in the first quarter of 1999. Additionally, certain production facility components will be replaced with Year 2000-functional substitutes prior to the third quarter of 1999. To date, EEX has spent $.1 million on Year 2000 corrective measures. Year 2000 costs to EEX cannot be accurately estimated at this time because EEX has not completed its assessment of inventory and operations. No assurances can be given that business interruptions arising from the Year 2000 Issue will not occur.



RECENT EVENTS

Trade for Shallow Water Properties in the Gulf of Mexico

In the third quarter of 1998 EEX completed the previously announced exchange of substantially all of its Permian Basin properties in West Texas and Eastern New Mexico for shallow water properties located off the coast of Texas and Louisiana. In the trade, which was effective January 1, 1998, EEX received interests in 24 producing blocks and 30 exploratory blocks and $9 million in cash.

Llano Development Plan

EEX is planning a phased development approach to exploit the potentially sizeable reserves encountered at Llano. Presently, there are no proved reserves at Llano. The phased approach begins with an appraisal well to be drilled during the fourth quarter and an early development option that could bring first production on line as early as late 2000. In addition to development drilling at Llano, additional exploration drilling is planned on other prospects in the area over the next several years. Information provided from early production at Llano and any additional exploration success will be used to properly size the eventual production facilities.

Early in the fourth quarter of 1998, the Ocean Voyager semi-submersible drilling rig returned to Garden Banks Block 386 and will begin drilling the first Llano appraisal well. Drilling at the Llano #2 well on Block 386 is expected to continue through the first quarter of 1999. The Llano #2 is the first of at least two wells which will be required to evaluate the potential size of the reservoir.

Early production options may include utilization of the existing facility currently located on Garden Banks Block 388. The Cooper field on Block 388 is producing through a Floating Production System ("FPS") and sub-sea pipelines that flow to a shallow water facility on Eugene Island Block 315. With Cooper field production rapidly declining, EEX is considering relocating the FPS from Cooper to the Llano area in order to accelerate first production by connecting the appraisal wells to the existing infrastructure.

Deepwater Exploration Program

In addition to development activities at Llano, EEX continues to pursue an exploration drilling program and to participate in offshore lease sales in the deepwater of the Gulf of Mexico. In the most recent offshore lease sale (Western Gulf of Mexico Sale # 171), EEX, along with partners, were the high bidders on four out of five blocks bid upon. Assuming all these bids are awarded, EEX will have an interest in 97 blocks in the deepwater Gulf of Mexico.

Drilling operations at the Sheba Prospect on Green Canyon Block 341 in the deepwater of the Gulf of Mexico have been completed. While encountering several sand intervals in drilling to approximately 25,000 feet, there were no commercial accumulations of hydrocarbons. The well has been plugged and the semi-submersible drilling rig will be used to drill the first appraisal well at the Company's Llano discovery.

EEX  currently  has deepwater wells drilling on two  prospects:
Elvis and Gamera. The Elvis prospect on Mississippi Canyon block 580 is drilling below 17,000 feet, above the objective horizons, which are as deep as 20,000 feet. The Elvis well is expected to reach total depth in November.

The recently spud Gamera prospect is located in the ultra-deep waters of Atwater Valley in the Gulf. The initial objective of this well is the Lower Pliocene sand around 16,000 feet. The well is anticipated to reach total depth during the first quarter of 1999.

Gulf of Mexico Shelf Activities

The shelf drilling program thus far in 1998 has resulted in five successes and three dry holes. EEX is currently drilling two additional shelf wells which are expected to complete before the end of the year. A recently drilled well at
Vermilion 37 was temporarily abandoned pending further evaluation. The successful wells will contribute to additional gas production at an estimated rate, net to EEX, of some 35 million cubic feet per day. The largest contributors to this rate will come from South Timbalier Block 217 and West Cameron Block 204, which are expected to begin producing in the fourth quarter. EEX plans to use available surplus facilities to accelerate the time from discovery to first production. An existing platform on Brazos Block 455 was salvaged and reinstalled in approximately 50 feet of water at West Cameron 204 and production commenced in early November.

International Activities

EEX has a 50% interest in production at the Mudi Field in the Tuban Block of Indonesia and is continuing to evaluate additional prospects located within the block. In Turkey, the Company pursued two areas of interest and, after an unsuccessful exploratory well at the Salt Lake prospect, has relinquished its exploration contracts in Turkey.

NEW ACCOUNTING STANDARD

In  June 1998, the Financial Accounting Standards Board issued
SFAS No. 133,"Accounting    for   Derivative   Instruments  and
Hedging Activities", which is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use
of   the  derivative  and  whether  it  qualifies  for   hedge
accounting. EEX has not yet determined what the effect of SFAS
No. 133 will be on results of operations and financial position. EEX will adopt this accounting standard as required by January 1, 2000.


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

  Estimating Reserves and Future Net Cash Flows. Uncertainties are inherent in estimating quantities and values of reserves and in projecting rates of production, net revenues and the timing of development expenditures. The reserve data represent estimates only of the recovery of hydrocarbons from underground accumulations and are often different from the quantities ultimately recovered. Any downward adjustment in reserve estimates could adversely affect EEX. Also, any substantial decline due to long-term price changes in the projected net revenues resulting from production of reserves could have a material adverse effect on the Company's financial position and results of operation.

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

[CAPTION]

                        EEX CORPORATION
SUMMARY OF SELECTED OPERATING DATA FOR OIL & GAS PRODUCING ACTIVITIES
                          (UNAUDITED)

                                       Three Months Ended   Nine Months Ended
                                          September 30         September 30
                                      -------------------   ----------------

                                           1998    1997      1998   1997
                                          ------  ------    ------ ------
[S]                                       [C]    [C]       [C]     [C]
Sales Volumes
 Natural gas (MMcf)                       11,112 22,022    44,256  64,173
 Oil and condensate (MBbls)                1,470  1,223     4,119   3,652
 Natural gas liquids (MBbls)                  39    179       141     365
   Total volumes (MBoe) (a)                3,361  5,072    11,636  14,713

Average Sales Price
 Natural gas (per Mcf)                    $ 2.06 $ 2.32    $ 2.28 $  2.41
 Oil and condensate (per Bbl)              12.58  17.88     13.68   19.50
 Natural gas liquids (per Bbl)             10.82  12.16     10.40   13.61
   Total product revenue (per MBoe) (a)    12.44  14.83     13.63   15.70

Cost and Expenses (per MBoe) (a) (b)
  Production  and operating (c)           $ 3.55$  2.42   $  3.05 $  2.54
 Exploration                                3.38   4.97      3.23    4.43
 Depreciation and amortization              6.48   7.61      6.65    7.64
 General, administration and other          1.86   1.52      1.64    1.51
 Taxes, other than income                    .67    .92       .83     .93

Net Wells
 Drilled                                     6.7     16      20.7      45
 Productive                                  5.7      9      16.7      33


(a) Natural  gas  has  been converted to barrel of  oil  equivalents
    (Boe) on the basis of six Mcf equals 1.0 Boe.
(b) Excludes unusual and non-recurring expenses.
(c) Excludes related production, severance and ad valorem taxes.

                  PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

       (a)       Exhibits

           EXHIBIT (27) - Financial Data Schedule

       (b)       Reports on Form 8-K

           Current  Report  on  Form 8-K  dated  September  24,
           1998.  (News release dated September 24, 1998:   EEX
           shareholders to vote on one-for-three reverse split of EEX common stock.)

           Current  Report  on  Form 8-K  dated  September  10,
           1998.   (News  release  dated  September  10,  1998:
           Update on Llano development plans and deepwater exploration program.)

           Current Report on Form 8-K dated September 1,  1998.
           (News  release dated September 1, 1998:   Successful
           completion  and  testing of West Cameron  Block  204
           Well No. 1.)

SIGNATURES


      Pursuant  to the requirements of the Securities  Exchange
Act  of 1934, the Registrant has duly caused this report to  be
signed  on  its  behalf  by  the  undersigned  thereunto   duly
authorized.

                                      EEX CORPORATION
                                        (Registrant)






Dated November 11, 1998    By         /s/R. S. Langdon
                           -------------------------------------

                                      R. S. Langdon
                                      Executive Vice President,
                                      Finance and Administration,
                                      and Chief Financial Officer





                         The above officer of registrant has signed this report as its duly authorized representative and as its principal financial officer.