Form 10-K405
period 1998-12-31
EEX CORP
filed 1999-03-12
CIK 1023060

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required) for the fiscal year ended December 31, 1998 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required) for the transition period from to

                        Commission file number 1-12905

                               ----------------

                                EEX CORPORATION
            (Exact name of Registrant as specified in its charter)

                               ----------------

               Texas                                   75-2421863
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                  Identification No.)

        2500 CityWest Blvd.                              77042
             Suite 1400                                (Zip Code)
           Houston, Texas
  (Address of principal executive
               office)

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

                                     NONE

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Aggregate market value of the outstanding shares of Common Stock of the Registrant, based upon the closing price of the shares on the New York Stock Exchange on such date, held by nonaffiliates of the Registrant as of March 1, 1999: $242,579,367.

  Shares of the Registrant's Common Stock outstanding as of March 1, 1999:
42,382,058 shares.

  Documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated: The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to the Registrant's definitive proxy statement for the 1999 annual meeting of shareholders.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-K

                                 ANNUAL REPORT
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                    PART I
 ITEM 1.  Business......................................................     3
            General.....................................................     3
            History.....................................................     3
            Strategy....................................................     3
            U.S. Exploration and Development--Offshore..................     4
            U.S. Exploration and Development--Onshore...................     5
            International Exploration and Development...................     6
            Plant Operations Business...................................     6
            Sales of Natural Gas and Crude Oil..........................     7
            Competition.................................................     7
            Government Regulation.......................................     7
            Employees...................................................     9
            Offices.....................................................     9
            Forward-Looking Statements--Uncertainties and Risks.........    10
 ITEM 2.  Properties....................................................    11
 ITEM 3.  Legal Proceedings.............................................    13
 ITEM 4.  Submission of Matters to a Vote of Security Holders...........    14

                                    PART II

 ITEM 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters......................................................    14
 ITEM 6.  Selected Financial and Operating Data.........................    15
 ITEM 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................    17
            Results of Operation........................................    17
            Liquidity and Capital Resources.............................    20
            Other Matters...............................................    21
 ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk.....    22
 ITEM 8.  Financial Statements and Supplementary Data...................    23
 ITEM 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure.....................................    48

                                   PART III

 ITEM 10. Directors and Executive Officers of Registrant................    48
 ITEM 11. Executive Compensation........................................    48
 ITEM 12. Security Ownership of Certain Beneficial Owners and
           Management...................................................    48
 ITEM 13. Certain Relationships and Related Transactions................    48

                                    PART IV

 ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-
           K............................................................    48

                                    PART I

Item 1. Business

General

  EEX Corporation ("EEX" or the "Company") and its predecessors have been engaged in the exploration for and the development, production and sale of natural gas and crude oil since 1918. Its activities are currently concentrated in Texas, the Gulf of Mexico and Indonesia. EEX also provides operation and maintenance services, under contract, to two cogeneration plants ("Plant Operations Business").

History

  The oil and gas exploration and production business of EEX was conducted, historically, through subsidiary and affiliate entities of ENSERCH Corporation ("ENSERCH"). From 1985 through December 30, 1994, the business was conducted primarily through Enserch Exploration Partners, Ltd. ("EP"), a limited partnership in which a minority interest (less than 1% after 1988) was held by the public. At year-end 1994, EP and its affiliates were reorganized into a Texas corporation, Enserch Exploration, Inc. ("Old EEI"), in which ENSERCH maintained an ownership interest of approximately 99%, with the balance held by the public. The public's ownership interest increased to approximately 17% following a public sale of common stock by Old EEI in September 1995.

  EEX was organized in the State of Texas in 1992 as a wholly-owned subsidiary of ENSERCH. It conducted the Plant Operations Business of ENSERCH under the name of Lone Star Energy Plant Operations, Inc. ("LSEPO").

  In 1996, ENSERCH entered into a merger agreement with Texas Utilities Company under which ENSERCH agreed to exit the oil and gas business and divest all of its interests in Old EEI. Old EEI was first merged into LSEPO, with LSEPO being the surviving company ("Merger"). In the Merger, LSEPO changed its name to Enserch Exploration, Inc. ("EEI"). ENSERCH then distributed its entire 83% ownership interest in EEI pro rata to its shareholders in a tax-free distribution ("Distribution"). The Merger and the Distribution were each effective on August 5, 1997. On December 19, 1997, EEI changed its name to EEX Corporation.

Strategy

  The transition to independent status in 1997, coupled with the engagement of a new senior management team, resulted in a significant restructuring of the Company's assets, operations and strategy. The resultant strategy is intended to provide reserve and production growth and improved investment and operating efficiency. EEX separates its Gulf of Mexico activities into two major areas: the Continental Shelf ("Shelf") for water depths up to 600 feet and the deepwater Gulf of Mexico ("Deepwater") for water depths in excess of 600 feet (a majority of the Deepwater blocks held by EEX fall in water depths between 1,500 and 3,500 feet). Areas where water depths are in excess of 5,000 feet are often referred to as "Ultra-deep." The major elements of this strategy are:

  Explore EEX's Deepwater Gulf of Mexico Lease Portfolio--During early 1997, the EEX focus in the Deepwater Gulf of Mexico shifted from the shallower Pleistocene play to the deeper Pliocene and Miocene plays where significant reserve potential has been confirmed by recent industry activity. Through application of geologic and geophysical models, the Company believes that potential reserves under its current leasehold interests may provide the basis for significant long-term production growth. The Company believes that the rigs it has under contract (supplemented as necessary by rigs available in the global market) are sufficient to execute its Deepwater exploration program. To reduce the financial risk associated with dry holes and to accelerate the drilling program, a joint venture was formed with Enterprise Oil PLC ("Enterprise") in 1997. This joint venture provides that Enterprise will fund a portion of EEX's share of exploratory well costs and certain appraisal and development costs in return for one-half of EEX's working interest in 78 Deepwater leases. EEX plans to pursue additional joint venture arrangements in the future to reduce its financial risk. The Company plans to continue to acquire additional leases as part of its Deepwater strategy.

  Realize Value from the Cooper Floating Production System ("FPS") and Pipelines--The Company owns a 60% interest in the FPS and associated pipelines and other supporting facilities. The FPS is a combination Deepwater drilling rig and processing facility capable of simultaneous operations. The facility is capable of processing approximately 40,000 barrels of oil and 100 million cubic feet of gas daily for transport into a pipeline system. The two associated pipelines are each approximately 53 miles long and have estimated daily throughput capacity of 100,000 barrels of oil and 200 million cubic feet of gas. A processing facility located at the terminus of the pipelines in shallow water is also 60% owned by EEX. The Company believes that these assets are significantly underutilized in their present capacity as support for the Cooper Field. The FPS and pipelines are located approximately six miles from the Llano discovery well and may have utility as support infrastructure for anticipated development at Llano and the greater Llano area. In addition, the Company is evaluating other options to realize the value of the FPS, including its potential use in support of other drilling and/or processing operations.

  Explore and Exploit EEX's Gulf of Mexico Shelf Lease Portfolio--Production from EEX's Shelf properties represents approximately 50% of total Company production. In late 1998, the Company began geologic and geophysical studies to identify reserve potential in formations deeper than conventionally pursued in the Gulf of Mexico Shelf. The Company believes it may be economically more attractive to explore this potential than to continue a large-scale exploitation program in and around existing mature fields. The Company intends to limit its investment in conventional Shelf exploitation and focus technical resources on the deeper exploration reserve potential. The Company may change the composition and size of its leasehold position in the Shelf through participation in lease sales, asset trades or sales to other operators, acquisition of producing properties, and/or permitting some leases to expire.

  Exit Onshore U.S. Operations--During 1998, the Company sold substantially all of its assets in East Texas, Oklahoma and North Texas. In addition, the Company traded its West Texas assets and most of its producing properties in Louisiana for Gulf of Mexico Shelf producing properties. The Company's remaining onshore U.S. assets, located along the Texas and Louisiana Gulf Coast, are generally of higher quality than the assets divested. The Company has allocated a limited capital investment program to pursue the additional exploration reserve potential in this area prior to eventual sale or trade.

  Expand International--EEX believes that exploration outside of the U.S can be economically attractive and plans to continue exploration and development activities in Indonesia. The Company ended all evaluation and exploration activity under agreements previously signed in Turkey. Additional exploration opportunities may be acquired, primarily those requiring limited near-term investment and providing options to expand operations if prospectivity and economic conditions warrant.

U.S. Exploration and Development--Offshore

  Deepwater Gulf of Mexico Exploration--In 1997, the first exploratory well (Llano, EEX 30% interest) drilled in the Deepwater program, at Garden Banks Block 386, encountered hydrocarbon intervals between 23,000 and 25,000 feet.

  During 1998, EEX deepened the Llano discovery well, drilled two exploration wells in untested areas of the Deepwater and participated in a third exploration well that tested a prospect in Ultra-deep waters. The Llano well was deepened to 27,864 feet into Miocene age sands and encountered hydrocarbons. Well logs indicated the presence of approximately 200 feet of net pay. An initial exploration well in Green Canyon Block 341 (Sheba, EEX 36.25% interest) was drilled into the eastern edge of a large untested structure. This well encountered sand development in the primary target sand but did not appear to be connected to a migration pathway from the hydrocarbon source and, consequently, was not successful. Additional seismic interpretation work has identified other prospects in this structure. The second Deepwater exploratory well in 1998 was drilled at Mississippi Canyon Block 580 (Elvis, EEX 23% interest) and was unsuccessful due to the absence of sufficient sand development. EEX participated in a third exploratory well drilled by another operator (Gamera, EEX 12.5% interest) in a water depth in excess of 7,700 feet on Atwater Valley Blocks 118/119. This well was also unsuccessful.

  EEX also participated in an exploration well located on Viosca Knoll Block 737 (EEX 12.5% interest) operated by another company to test a shallower Miocene-aged structure on the Flex Trend in the Gulf of Mexico. The well encountered gas sands; however, the reserve size was insufficient to justify commercial development at this time. The well was plugged and abandoned.

  As a result of the Enterprise joint venture agreement and agreements with other working interest owners entered into to reduce the financial risk associated with Deepwater exploration, EEX's total dry hole expense in 1998 associated with its Deepwater exploration wells was $5 million. In the absence of these agreements, EEX's dry hole expense in 1998 would have increased by $27 million.

  EEX participated in the Minerals Management Service sponsored Outer Continental Shelf lease sales numbers 169 and 171, adding 12 Deepwater blocks to the leasehold inventory at a net cost of $9 million. As a result of these new leases, four new prospects were added to EEX's Deepwater prospect inventory while solidifying leasehold positions around several existing prospects. At year-end, EEX held interests in 98 blocks in the Deepwater Gulf of Mexico, nine of which were held by unit production, and 57 of which were operated by EEX.

  In October 1998, EEX entered into a three-year contract for the use of the Global Marine semi-submersible rig, Arctic I, at an average rate over the life of the contract of $130,000 per day commencing upon delivery of the rig in mid-1999. At the end of 1998, EEX had two Deepwater rigs under contract. The first is the Diamond Offshore Ocean Voyager, whose rig contract will expire in early 1999 with the conclusion of drilling the first appraisal well at the Llano prospect. The second rig contract, for the R&B Falcon C. Kirk Rhein, Jr. rig, has approximately one year of drilling time remaining over the next two calendar years at a cost of approximately $95,000 per day. In early 1999, this rig completed drilling at the Elvis prospect and began drilling the George Prospect on Mississippi Canyon Block 442.

  Deepwater Gulf of Mexico Appraisal and Development--In the third quarter of 1998, the first appraisal well began to drill on Garden Banks Block 386 to follow-up on the Llano discovery. EEX expects to incur no net capital expenditure for the cost of this well as it is covered under the Enterprise joint venture agreement. During 1998, EEX also undertook feasibility studies to explore early production options for the Llano field. The working interest owners on the lease elected to defer additional studies or procurement of facilities until the results of the appraisal well are obtained and evaluated. EEX reported no proved reserves at year-end 1998 attributable to the Llano discovery.

  Deepwater Gulf of Mexico, Cooper Field--The Cooper Field (Garden Banks Block
388), developed in the shallower depths of Pleistocene sands, began to produce oil and gas in 1995 and has declined rapidly. During 1998, the field began to approach the end of its economic life. EEX is assessing alternative uses for the FPS and the oil and gas pipelines serving the Cooper Field. The Company is studying the possible use of these facilities and pipelines as part of an early production option for production anticipated from the discovery at Llano. The Cooper Field had four wells on production at year-end 1998.

  Gulf of Mexico Shelf (Including Texas State Waters)--During 1998, EEX participated in the drilling of 13 wells on the Continental Shelf: nine of which were completed, three were unsuccessful and one well on Vermillion Block 37 (EEX 75% interest) was temporarily abandoned for possible sidetracking following additional evaluation of seismic data. Approximately $5 million in net well costs for Vermillion Block 37 has been suspended pending the outcome of this technical review. Shelf operating costs on an equivalent operating basis were reduced from $3.20 per barrel of oil in 1997 to $2.71 per barrel of oil in 1998. This reduction was achieved through the restructuring of shore base operations in Cameron and Fourchon in Louisiana, consolidations and improvement in helicopter and supply boat logistics and maintenance operations and decreased facility downtimes.

U.S. Exploration and Development--Onshore

  During 1998, the Company aggressively pursued its strategy to exit U.S.
onshore.

  On February 25, 1998, EEX announced that it had entered into an agreement to sell substantially all of its properties in East Texas and North Louisiana. This sale was closed in April 1998 with an effective date of January 1, 1998. EEX received $235 million and retained an approximate 30 billion cubic feet production payment (net of royalty) from the purchaser. EEX retained this production payment to support a long-standing volumetric gas supply obligation to Encogen One Partners, Ltd.

  In October 1998, EEX closed a property trade that exchanged substantially all of its properties located in West Texas for properties in the Gulf of Mexico Shelf plus $9 million in cash consideration. The effective date for this exchange was January 1, 1998.

  In December 1998, EEX agreed to sell substantially all of its oil and gas properties in the Oklahoma and the Hardeman basin in North Central Texas, for an aggregate consideration of approximately $32 million in cash. The two transactions were closed in December 1998.

  In December 1998, EEX agreed to exchange its operated oil and gas producing properties in Louisiana plus cash compensation for interests in the East Cameron Block 349/350 field. This exchange was completed on January 21, 1999.

  EEX's remaining onshore producing properties are concentrated primarily along the Texas Gulf Coast.

International Exploration and Development

  Indonesia (Onshore Java) Tuban Block--EEX acquired an additional 25% interest in the Tuban block during the first quarter of 1998 for approximately $40 million plus a portion of the future net profits. As a result of this acquisition, EEX now owns a 50% interest in the production sharing contract relating to the Tuban block, which includes the Mudi Field. During the second quarter of 1998, initial production facilities at the Mudi Field were completed by the operator and production was increased to approximately 20,000 barrels of oil per day (gross). Well productivity has exceeded expectations and contributed to an increase in reported gross recoverable reserves. EEX also participated in the drilling of an unsuccessful exploration well on the Karang Anyar prospect located southeast of the Mudi Field. The well encountered a non-commercial gas accumulation and was plugged.

  Indonesia (Offshore Sumatra) Asahan Block--In 1997, EEX acquired a 60% interest in 4,200 square kilometers in the Asahan block. During 1998, seismic data over the block was acquired and processed. During 1999, EEX plans to seek a partner to contribute all or a portion of exploratory well costs to earn an interest in the block.

  Turkey--During 1998, EEX pursued two exploration opportunities in Turkey. An exploratory well was drilled in the Salt Lake Prospect, the Sultanhani #2, for a net cost to EEX of approximately $4 million. The well was unsuccessful. Additionally, EEX had the opportunity to participate in exploratory licenses covering 1.6 million gross acres located on the southeastern portion of the South Mardin Basin. EEX elected not to fund these additional investments and the agreement was cancelled. Both concessions in Turkey were returned to the operator, concluding EEX's activities in Turkey.

Plant Operations Business

  EEX Power Systems Company ("EEXPS"), a division of EEX, provides operation and maintenance services under contract to two cogeneration plants: (i) "Encogen One," a 255 MW cogeneration facility located in Sweetwater, Texas and
(ii) "Encogen Northwest," a 160 MW cogeneration facility located in Bellingham, Washington. EEXPS operates and maintains the facilities under terms of operation and maintenance agreements that provide EEXPS periodic fees and reimbursement of certain costs. Until November 1998, EEXPS also operated a third cogeneration facility in Buffalo, New York. However, as a result of the termination of the facility's power purchase agreement, the owners exercised buy-out provisions and terminated the operation and maintenance agreement.

Sales of Natural Gas and Crude Oil

  EEX sells its natural gas under both long- and short-term contracts. EEX markets most of its gas through third-party marketing organizations. EEX sells its crude oil under contracts that are for periods of one year or less. Prices generally are based upon field posted prices plus negotiated bonuses. EEX makes no sales of natural gas and/or crude oil that are in the aggregate equal to ten percent or more of its revenues to a customer where the loss of such customer would have a material adverse effect on EEX.

  Sales data are set forth under "Selected Operating Data" included as part of
Item 6.

  EEX utilizes financial instruments to reduce exposure of its oil and gas production to price volatility. See Item 7A, "Quantitative and Qualitative Disclosures about Market Risk"; Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Oil and Gas Marketing"; and
Note 12 to Consolidated Financial Statements in Item 8 for additional information on hedging activities.

Competition

  All phases of the oil and gas industry are highly competitive. EEX competes in the acquisition of properties, the search for and development of reserves, the production and sale of oil and gas and the securing of the labor, equipment, and capital required to conduct operations. EEX's competitors include major oil and gas companies, as well as numerous other independent oil and gas concerns and individual producers and operators. Many of these competitors have financial and other resources that substantially exceed those available to EEX. Oil and gas producers also compete with other industries that supply energy and fuel. The Company believes that it has a large inventory of exploratory prospects, relative to its size; however, large capital investments will be required to explore, appraise and develop these prospects. The Company's success in discovering reserves will depend on its ability to select and exploit suitable prospects in today's competitive market and on its ability to find appropriate partners to reduce the financial risk of exploration and development.

Government Regulation

  The oil and gas industry is extensively regulated by federal, state and local authorities and by governmental agencies of foreign countries. Legislation affecting the oil and gas industry is under constant review for amendment or expansion. Numerous departments and agencies, federal, state and foreign, have issued rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for the failure to comply. Because these laws and regulations are frequently amended, reinterpreted or expanded, EEX is unable to predict the future cost or impact of complying with such laws and regulations.

  Regulation of Onshore Operations--The Texas Railroad Commission regulates the production of oil and gas by EEX in Texas. Similar types of regulations are in effect in Indonesia and other foreign countries. Such regulations include requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilling and the plugging and abandonment of wells. EEX's operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units and the density of wells which may be drilled and unitization or pooling of oil and gas properties. In addition, conservation laws establish maximum rates of production requirements regarding the ratability of production.

  Regulation of Offshore Operations--Lessees must obtain the approval of the Minerals Management Service ("MMS"), a federal agency, and various other federal and state agencies for exploration, development and production plans prior to the commencement of offshore operations. Similarly, the MMS has promulgated regulations governing the plugging and abandoning of wells located offshore and the removal of all production facilities. The MMS also issues rules on calculation of royalty payments and valuation of production for royalty purposes. Under certain circumstances, including, but not limited to, conditions deemed to be a threat or harm to the environment, the MMS may also require any EEX operation on federal leases to be suspended or terminated in the affected area.

  Environmental Matters--EEX's U.S. oil and gas operations are subject to extensive federal, state and local laws and regulations dealing with environmental protection, including, but not limited to, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as "Superfund," and similar state statutes. Failure to comply with these laws and regulations may result in the assessment of administrative, civil, or criminal penalties.

  With respect to offshore leases in U.S. waters, EEX's operations are subject to interruption or termination by governmental authorities on account of environmental contamination and other considerations. The Outer Continental Shelf Lands Act ("OCSLA") provides the federal government with broad discretion in regulating the release or continued use of offshore resources for oil and gas production. If the government were to exercise its authority under OCSLA to restrict the availability of offshore oil and gas leases (for example, due to a serious incident of pollution), such an action could have a material adverse effect on EEX's operations.

  The Oil Pollution Act of 1990 ("OPA") and regulations thereunder impose a variety of regulations on "responsible parties" (which includes owners and operators of onshore facilities, pipelines, and vessels, or lessees or permittees of areas where offshore facilities are located) related to the prevention of oil spills and liability for damages resulting from such spills in the United States waters. The OPA assigns liability to each responsible party for oil removal and cleanup costs, and a variety of public and private damages including natural resource damages. In addition, OPA imposes ongoing requirements on responsible parties, including preparation of spill response plans and proof of financial responsibility to cover at least some costs in a potential spill. EEX maintains insurance against costs of cleanup operations, but is not fully insured against all such risks. The Coastal Zone Management Act authorizes state implementation and development of programs containing management measures for the control of nonpoint source pollution to restore and protect coastal waters.

  EEX's U.S. onshore operations are subject to numerous laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment. These laws and regulations, among other things, may impose absolute liability on the lessee under a lease for the cost of clean-up of pollution resulting from a lessee's operations, subject the lessee to liability for pollution damages, require suspension or cessation of operations in affected areas and impose restrictions on the injection of liquids into subsurface aquifers that may contaminate groundwater. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the remediation and clean-up costs and for damages to natural resources.

  The operations of EEX are also subject to the Clean Water Act and the Clean Air Act, as amended, and comparable state statutes. EEX may be required to incur certain capital expenditures over the next five to ten years for pollution control equipment. The Company's operations may generate or transport both hazardous and nonhazardous solid wastes that are subject to the requirements of the Resource Conservation and Recovery Act ("RCRA") and comparable state laws and regulations. In addition, EEX currently owns or leases, and has in the past owned or leased, properties that have been used for oil and gas operations for many years. Although EEX has utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by EEX or on or under other locations where such wastes have been taken for disposal. Many of these properties have been operated by third parties whose operations were not under EEX's control. These properties and the wastes disposed thereon may be subject to CERCLA, RCRA, and analogous state laws, and EEX could be required to remove or remediate previously disposed wastes or property contamination or perform remedial plugging operations to prevent future contamination.

  EEX's foreign operations are potentially subject to similar governmental controls and restrictions relating to the environment. Requirements of these foreign governmental bodies may include, among other things, controls over the discharge of materials in the environment, standards for removal and cleanup of spills, and restrictions on the handling and disposal of waste materials.

  Regulation of Natural Gas Marketing and Transportation--Although maximum selling prices of natural gas were formerly regulated, the Natural Gas Wellhead Decontrol Act of 1989 ("Decontrol Act") terminated wellhead price controls on all domestic natural gas on January 1, 1993, and amended the Natural Gas Policy Act of 1978 to remove completely by January 1, 1993 price and nonprice controls for all "first sales" of natural gas, which includes all sales by EEX of its own production. Consequently, sales of EEX's natural gas currently may be made at market prices, subject to applicable contract provisions. The jurisdiction of the Federal Energy Regulatory Commission ("FERC") over natural gas transportation was unaffected by the Decontrol Act.

  The FERC regulates interstate natural gas transportation rates and service conditions, which affect the marketing of natural gas produced by EEX, as well as the revenues received by EEX for sales of such natural gas. Since the latter part of 1985, the FERC has endeavored to make interstate natural gas transportation more accessible to gas buyers and sellers on an open and nondiscriminatory basis. The FERC's efforts have significantly altered the marketing and pricing of natural gas. Commencing in April 1992, the FERC issued Order Nos. 636, 636-A and 636-B (collectively, "Order No. 636"), which, among other things, require interstate pipelines to "restructure" to provide transportation separate or "unbundled" from the pipelines' sales of gas. Also, Order No. 636 requires pipelines to provide open-access transportation on a basis that is equal for all gas supplies.

  The courts have largely affirmed the significant features of Order No. 636 and numerous related orders pertaining to the individual pipelines, although certain appeals remain pending and the FERC continues to review and modify its open access regulations. In particular, the FERC has recently begun a broad review of its transportation regulations, including how they operate in conjunction with state proposals for retail gas market restructuring, whether to eliminate cost-of-service rates for short-term transportation, whether to allocate all short-term capacity on the basis of competitive auctions, and whether changes to its long-term transportation policies may also be appropriate to avoid a market bias toward short-term contracts. While any resulting FERC action would affect EEX only indirectly, these inquiries are intended to further enhance competition in natural gas markets, while maintaining adequate consumer protections.

  Additional proposals and proceedings that might affect the natural gas industry are considered from time to time by Congress, the FERC, state regulatory bodies and the courts. EEX cannot predict when or if any such proposals might become effective, or their effect, if any, on EEX's operations. The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue indefinitely into the future. State regulation of gathering facilities generally includes various transportation, safety, environmental, nondiscriminatory purchase and transport requirements, but does not currently entail rate regulation. Growing competitive pressures in marketing natural gas may cause states to regulate gathering facilities more stringently in the future.

  In the aggregate, compliance with federal and state rules and regulations is not expected to have a material adverse effect on EEX's operations.

Employees

  At January 1, 1999, EEX had 243 full-time employees, 192 of which were involved principally with oil and gas operations. The remaining employees were involved with Plant Operations Business.

Offices

  The principal offices of EEX are located at 2500 CityWest Blvd., Suite 1400, Houston, Texas 77042, and its telephone number is (713) 243-3100. Plant operation offices are maintained in Sweetwater, Texas and Bellingham, Washington.

Forward-Looking Statements--Uncertainties and Risks

  Certain statements in this report, including statements of EEX's and management's expectations, intentions, plans and beliefs, are "forward-looking statements," within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to certain events, risks and uncertainties that may be outside EEX's control. These forward-looking statements include statements of management's plans and objectives for EEX's future operations and statements of future economic performance; information regarding drilling schedules, expected or planned production, future production levels of international and domestic fields, EEX's capital budget and future capital requirements, EEX's meeting its future capital needs, the level of future expenditures for environmental costs and the outcome of regulatory and litigation matters; and the assumptions underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements and the risk factors set forth below and described from time to time in EEX's other documents and reports filed with the Securities and Exchange Commission.

  Exploration Risk--Exploration for oil and gas in the Deepwater Gulf of Mexico and unexplored frontier areas have inherent and historically high risk. As described in this report, EEX is focusing on exploration opportunities in offshore and international areas which will increase associated exploration risk. Future reserve increases and production will be dependent on EEX's success in these exploration efforts and no assurances can be given of such success. Exploration may involve unprofitable efforts, not only with respect to dry wells, but also with respect to wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs.

  Operational Risks and Hazards--EEX's operations are subject to the risks and uncertainties associated with finding, acquiring and developing oil and gas properties, and producing, transporting and selling oil and gas. Operations may be materially curtailed, delayed or canceled as a result of numerous factors, such as accidents, weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment. Operating hazards such as fires, explosions, blow-outs, equipment failures, abnormally pressured formations and environmental accidents may have a material adverse effect on EEX's operations or financial condition. EEX's ability to sell its oil and gas production is dependent on the availability and capacity of gathering systems, pipelines and other forms of transportation.

  Offshore Risks--EEX's Gulf of Mexico oil and gas reserves include properties located in water depths of 20 to greater than 7,000 feet where operations are by their nature more difficult than drilling operations conducted on land in established producing areas. Deepwater drilling and operations require the application of more advanced technologies that involve a higher risk of mechanical failure and can result in significantly higher drilling and operating costs. Furthermore, offshore operations require a significant amount of time between the discovery and the time the gas or oil is actually marketed, increasing the market risk involved with such operations.

  Volatility of Oil and Gas Markets--EEX's operations are highly dependent upon the prices of, and demand for, oil and gas. These prices have been, and are likely to continue to be, volatile. Prices are subject to fluctuations in response to a variety of factors that are beyond the control of EEX, such as worldwide economic and political conditions as they affect actions of OPEC and Middle East and other producing countries, and the price and availability of alternative fuels. EEX's hedging activities with respect to some of its projected oil and gas production, which are designed to protect against price declines, may prevent EEX from realizing the benefits of price increases above the levels of the hedges.

  Estimating Reserves and Future Net Cash Flows--Uncertainties are inherent in estimating quantities and values of reserves and in projecting rates of production, net revenues and the timing of development expenditures. The reserve data represent estimates only of the recovery of hydrocarbons from underground accumulations and are often different from the quantities ultimately recovered. Downward adjustment in reserve estimates could adversely affect EEX. Also, any substantial decline in projected net revenues resulting from production of reserves could have a material adverse effect on the Company's financial position and results of operations.

  Capital Funding--EEX's access to public or private equity or debt markets may be limited by general conditions in or volatility of the markets or conditions affecting the oil and gas industry. No assurances can be given that the Company will be able to secure funds in these markets, or that such funds will be obtained on terms favorable to the Company.

  Government Regulation--EEX's business is subject to certain federal, state and local laws and regulations relating to the drilling for the production of oil and gas, as well as environmental and safety matters. See "Business-- Government Regulation" and "Environmental Matters," above. Enforcement of or changes to these regulations could have a material impact on the Company's operations, financial condition and results of operations.

  International Operations--EEX's interests in properties in countries outside the United States are subject to the various risks inherent in foreign operations. These risks may include, among other things, currency restrictions and exchange rate fluctuations, loss of revenue, property and equipment as a result of expropriation, nationalization, war, insurrection and other political risks, risks of increases in taxes and governmental royalties, renegotiations of contracts with governmental entities, changes in laws and policies governing operations of foreign-based companies and other uncertainties arising out of foreign government sovereignty over the Company's international operations. The Company's international operations may also be adversely affected by laws and policies of the United States affecting foreign trade, taxation and investment. In addition, in the event of a dispute arising from foreign operations, the Company may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of the courts of the United States.

Item 2. Properties

  In 1998, EEX's domestic properties were located in two regions: the Gulf of Mexico (including state waters) and Onshore (Texas and Louisiana); international properties were located primarily in Indonesia. The following table sets forth estimated net proved reserves of EEX by region, as estimated by Netherland, Sewell & Associates, Inc., at December 31, 1998:

                                                        Proved Reserves at
                                                        December 31, 1998
                                                  ------------------------------
                                                             Oil and
                                                   Natural     Gas
                                                     Gas     Liquids     Total
                                                  (MMcf)(1) (MBbls)(2) (MBoe)(3)
                                                  --------- ---------- ---------
   Gulf of Mexico................................   99,792     4,036    20,668
   Onshore.......................................  103,759     2,395    19,688
                                                   -------    ------    ------
    Total Domestic...............................  203,551     6,431    40,356
   International.................................       --    19,728    19,728
                                                   -------    ------    ------
    Total........................................  203,551    26,159    60,084
                                                   =======    ======    ======

--------
(1)  Million cubic feet.
(2)  Thousand barrels.
(3) Thousand barrels of oil equivalent with six Mcf of gas converted to one barrel of liquid.

  See Note 18 to Consolidated Financial Statements in Item 8 for additional information on oil and gas reserves.

  During 1998, EEX filed Form EIA-23 with the Department of Energy reflecting reserve estimates for the year 1997. Such reserve estimates were not materially different from the 1997 reserve estimates reported in Note 18 to Consolidated Financial Statements in Item 8.

  Developed and undeveloped lease acreage as of December 31, 1998 is set forth below:

                                             Developed Acres   Undeveloped Acres
                                             ---------------  -------------------
                                              Gross  Net (1)    Gross    Net (1)
                                             ------- -------  --------- ---------
   Gulf of Mexico........................... 324,365  91,444  1,024,785   349,093
   Onshore..................................  72,132  35,156     76,648    38,542
                                             ------- -------  --------- ---------
     Total Domestic......................... 396,497 126,600  1,101,433   387,635
   International............................   5,000   5,000  2,950,589 1,194,202
                                             ------- -------  --------- ---------
     Total.................................. 401,497 131,600  4,052,022 1,581,837
                                             ======= =======  ========= =========

--------
(1)Represents the proportionate interest of EEX in the gross acres under lease.

  EEX purchased approximately 28,000 net acres in 13 offshore blocks (12 Deepwater and one shelf) at the two 1998 Federal OCS Lease Sales.
Additionally, EEX acquired 66,192 net acres in 1998 through a like-kind exchange transaction completed in the third quarter.

  At year-end, EEX's Gulf of Mexico holdings totaled some 440,537 net acres, with 248,121 net acres located on the Shelf and 192,416 net acres located in the Deepwater. The total number of blocks in which EEX had an interest at year-end was 328, with an average working interest of 35.04%. EEX operates 129 of these blocks.

  During 1998, EEX cancelled or allowed to expire nine Gulf of Mexico blocks and sold its interest in another 37 blocks that had already been condemned through either geological or geophysical findings or by drilling.

  EEX plans further drilling on undeveloped acreage but at this time cannot specify the extent of the drilling or predict how successful it will be in establishing commercial reserves sufficient to justify retention of the acreage. The primary terms under which the undeveloped acreage can be retained by the payment of delay rentals without the establishment of oil and gas reserves expire as follows:

                                                Undeveloped Acres Expiring
                                           -------------------------------------
                                               Domestic         International
                                           ----------------- -------------------
                                             Gross     Net     Gross      Net
                                           --------- ------- --------- ---------
   1999...................................   200,568  79,561 2,594,323 1,105,135
   2000...................................   243,741  82,288        --        --
   2001 and later.........................   657,124 225,786   356,266    89,067
                                           --------- ------- --------- ---------
   Total.................................. 1,101,433 387,635 2,950,589 1,194,202
                                           ========= ======= ========= =========

  The Company may determine to permit drilling rights with regard to a portion of the undeveloped acreage to expire before the expiration of primary terms specified in this schedule by non-payment of delay rentals.

  Drilling activity during the three years ended December 31, 1998 is set forth below:

                                                   1998       1997       1996
                                                ---------- ---------- ----------
                                                Gross Net  Gross Net  Gross Net
                                                ----- ---- ----- ---- ----- ----
   Exploratory Wells:
    Productive.................................  5.0   2.3   32  11.3   42  30.0
    Dry........................................  9.0   3.4   19   8.7   32  20.7
                                                ----  ----  ---  ----  ---  ----
     Total..................................... 14.0   5.7   51  20.0   74  50.7
                                                ====  ====  ===  ====  ===  ====
   Development Wells:
    Productive................................. 35.0  17.1   75  33.2   82  54.3
    Dry........................................  3.0   1.2    9   3.8    5   4.0
                                                ----  ----  ---  ----  ---  ----
     Total..................................... 38.0  18.3   84  37.0   87  58.3
                                                ====  ====  ===  ====  ===  ====

  Productive wells are either producing wells or wells capable of commercial production, although currently shut-in. The term "gross" refers to the wells in which a working interest is owned, and the term "net" refers to gross wells multiplied by the percentage of EEX's working interest owned therein.

  At December 31, 1998, EEX was participating in 6 wells (2.5 net), which were either being drilled or in some stage of completion.

  The number of wells drilled is not a significant measure or indicator of the relative success or value of a drilling program because the significance of the reserves and economic potential may vary widely for each project. It is also important to recognize that reported completions may not necessarily correspond to capital expenditures, since Securities and Exchange Commission guidelines do not allow a well to be reported as completed until it is ready for production. In the case of offshore wells, this may be several years following initial drilling because of the timing of construction of platforms, pipelines and other necessary facilities.

  At December 31, 1998, EEX owned interests in 443 gas wells (196 net) and 71 oil wells (23 net) in the United States and 20 oil wells (10 net) in Indonesia. Of these, 73 gas wells (41 net) and 4 oil wells (3 net) were dual completions in single boreholes.

  Additional information relating to the oil and gas activities of EEX is set forth in Note 18 to Consolidated Financial Statements in Item 8 and in "Selected Operating Data" in Item 6.

  EEX leases approximately 78,000 square feet of office space for its office in Houston, Texas, under leases expiring in September 2002.

Item 3. Legal Proceedings

  EEX is involved in a number of legal and administrative proceedings incident to the ordinary course of its business. In the opinion of management, based on the advice of counsel and current assessment, any liability to EEX relative to these ordinary course proceedings will not have a material adverse effect on EEX's operations or financial condition.

  In addition, on August 3, 1998, EEX, several of its current and/or former officers and directors, Texas Utilities Company ("TUC") and TUC's Chief Executive Officer were named in a class action lawsuit filed in the Northern District of Texas that was designated as Gracy Fund L.P. v. EEX Corporation, et al., ("Gracy Fund"). The Gracy Fund complaint alleged violations of the Securities Act of 1933 ("33 Act") and the Securities Exchange Act of 1934 ("34 Act") against various defendants.

  Additionally, on August 3, 1998, EEX, several of its current and/or former officers and directors, and two additional companies (ENSERCH Corporation and DeGolyer & MacNaughton) were named in a class action lawsuit filed in the Southern District of Texas that was designated as Stan C. Thorne v. EEX Corp., et al ("Thorne"). The Thorne complaint alleged violations of the 34 Act and common law-based negligent misrepresentations and fraud claims.

  On October 5, 1998, the Thorne defendants filed a motion to transfer the Thorne action to the Northern District of Texas. On November 20, 1998, the Thorne action was transferred to the Northern District of Texas and consolidated with the Gracy Fund action.

  On January 22, 1999, plaintiffs filed an amended class action complaint in the consolidated Gracy Fund action against EEX, several of its current and/or former officers and directors and another company, ENSERCH Corporation ("Consolidated Complaint"). The Consolidated Complaint alleges violations of Sections 11, 12(a)(2) and 15 of the 33 Act and violations of Sections 10(b), 14(a) and 20(a) of the 34 Act against various defendants. The Consolidated Complaint alleges the Sections 10(b), 15 and 20(a) claims on behalf of a class of plaintiffs who acquired EEX's stock pursuant to an October 1996 Registration Statement and Proxy/Prospectus ("EEX Subclass").

  Plaintiffs allege that during the class period, defendants made materially false and misleading statements, and failed to disclose material facts, regarding the value and volume of EEX's proved reserves from its East Texas operations. According to plaintiffs, these purported misrepresentations artificially inflated the price of EEX's common stock throughout the class period, induced the EEX Subclass to approve the merger that spun EEX off from ENSERCH and induced the EEX Subclass to acquire stock pursuant to the Registration Statement and Proxy/Prospectus issued regarding this merger.

  While the Company intends to contest this action vigorously, and filed a motion to dismiss the Consolidated Complaint on March 8, 1999, the Company cannot predict the outcome of this matter at this time. All discovery is stayed pending the determination of the motion to dismiss.

Item 4. Submission of Matters to a Vote of Security Holders

  At a special meeting of shareholders held on December 8, 1998, the shareholders approved a one-for-three reverse split of the Company's issued and outstanding common stock and a decrease in the number of authorized shares of the Company's outstanding common stock from 400,000,000 shares to 150,000,000 shares. Listed below is the result of the vote.

        Shares                      Shares Voted                                    Shares
      Voted "For"                    "Against"                                   "Abstaining"
      -----------                   ------------                                 ------------
      97,771,506                     19,490,902                                    281,146

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  The Company's common stock is traded principally on the New York Stock Exchange under the ticker symbol "EEX." The following table shows the high and low sales prices per share of the common stock as reported in the New York Stock Exchange--Composite Transactions report for the periods shown. Prices prior to the one-for-three reverse stock split described in Item 4 above have been adjusted for the stock split.

                                            1998                1997
                                          --------------      -------------
                                          High      Low       High     Low
                                          ----      ----      ----     ----
      First Quarter...................... $30 3/8   $22 11/16 $36 3/4  $25 7/8
      Second Quarter.....................  31 7/8    24 9/16   33 3/4   23 1/4
      Third Quarter......................  28 11/16  11 5/8    35 7/16  21 15/16
      Fourth Quarter.....................  15         5 1/16   29 1/4   24

  At March 1, 1999, EEX had 42,382,058 outstanding shares of common stock held by 12,426 shareholders of record.

  There were no dividends declared on the Company's common stock in 1998 or 1997. The declaration of future dividends will be dependent upon business conditions, earnings, cash requirements and other relevant factors as determined by the Company's Board of Directors. Under the terms of the Company's Series B 8% Cumulative Perpetual Preferred Stock (the "Series B Preferred Stock") issued on January 8, 1999, the Company may not declare or pay any dividend or make any other distribution on its common stock, unless all dividends due upon the Series B Preferred Stock have been paid or provided for.

Item 6. Selected Financial and Operating Data

                                EEX CORPORATION
                            SELECTED FINANCIAL DATA

                                As of or for Year Ended December 31
                         -----------------------------------------------------
                           1998      1997        1996        1995       1994
                         --------  ---------  ----------  ----------  --------
                             (In thousands, except per share amounts)
INCOME STATEMENT DATA
 Revenues............... $219,052  $ 314,213  $  338,146  $  237,358  $191,866
                         ========  =========  ==========  ==========  ========
 Net (Loss)............. $(40,926) $(216,103) $  (36,801) $  (42,585) $(50,733)
                         ========  =========  ==========  ==========  ========
 Pro forma information--
  Change in tax status
  (a)
   (Loss) before income
    taxes...............                                              $(50,477)
   Income taxes
    (benefit)...........                                               (17,591)
                                                                      --------
    Net (Loss)..........                                              $(32,886)
                                                                      ========
 Basic and Diluted Net
  (Loss) per Share (pro
  forma for years prior
  to 1995)(b)........... $  (0.97) $   (5.12) $    (0.87) $    (1.14) $  (0.93)
                         ========  =========  ==========  ==========  ========
BALANCE SHEET DATA
 Total Assets........... $565,070  $ 807,789  $1,195,454  $1,180,238  $812,871
                         ========  =========  ==========  ==========  ========
CAPITAL STRUCTURE
 Short-term borrowings..       --  $   5,000          --          --        --
 Capital lease
  obligations........... $233,318    241,735  $  244,985  $   98,043  $155,855
 Long-term debt.........       --     25,000     115,000     160,000        --
 Company-obligated
  mandatorily redeemable
  preferred securities
  of subsidiary.........       --         --     150,000     150,000        --
 Minority interests in
  preferred stock of
  subsidiary............       --    100,000          --          --        --
 Shareholders' equity...  234,300    274,663     490,406     525,992   364,828
                         --------  ---------  ----------  ----------  --------
 Total.................. $467,618  $ 646,398  $1,000,391  $  934,035  $520,683
                         ========  =========  ==========  ==========  ========

--------
(a) Prior to December 30, 1994, the operations of EEX were conducted through Enserch Exploration Partners, Ltd., a partnership. Pro forma net (loss) and per share data for periods prior to 1995 include a pro forma provision for income taxes on partnership operations based on the applicable federal statutory rate.
(b) The per share amounts for periods prior to 1998 have been restated to reflect the reduction in weighted average shares outstanding due to the one-for-three reverse stock split effective on December 8, 1998.

                                EEX CORPORATION
                            SELECTED OPERATING DATA

                                         As of or for Year Ended December 31
                                       ---------------------------------------
                                        1998   1997    1996     1995    1994
                                       ------ ------ -------- -------- -------
Sales volume
 Natural gas (Bcf)....................   57.9   84.5    100.5     90.2    67.1
 Oil and condensate (MMBbls)..........    5.6    4.7      5.1      3.4     2.0
 Natural gas liquids (MMBbls).........    0.2    0.7      0.6      0.5     0.2
  Total volumes (MMBoe) (a)...........   15.5   19.5     22.5     18.9    13.4
Average sales price(b)
 Natural gas (per Mcf)................ $ 2.21 $ 2.36 $   2.17 $   1.74 $  2.15
 Oil and condensate (per Bbl).........  13.24  19.19    19.40    16.86   15.38
 Natural gas liquids (per Bbl)........  10.47  13.80    12.27     9.38   10.85
  Total (per Boe)(a)..................  13.22  15.39    14.43    11.57   13.26
Average costs and expenses (per
 Boe)(a)(c)
 Production and operating(b).......... $ 3.03 $ 2.51 $   3.13 $   2.63 $  2.36
 Exploration..........................   2.92   3.62     4.16     4.06    4.61
 Depreciation and amortization........   6.54   7.42     7.55     5.93    5.27
 General, administrative and other....   1.56   1.46     1.56     1.58    1.48
 Taxes, other than income.............   0.71   0.89     0.97     1.00    0.99
Net Wells Drilled
 Total................................     24     57      109       81      74
 Productive...........................     19     44       84       51      44
Proved Reserve Data (at year end)
 Natural Gas (Bcf)....................  203.6  460.2  1,216.2  1,362.8 1,041.7
 Oil and condensate (MMBbls) (d)......   26.2   23.8     59.2     71.5    50.6
  Total (MMBoe) (a)...................   60.1  100.5    261.9    298.6   224.2
Standardized Measure of Discounted
 Future Net Cash Flows (in millions).. $275.9 $619.1 $1,715.1 $1,227.4 $ 879.3

--------
(a) Natural gas is converted to barrels of oil equivalents (Boe) on the basis of six Mcf equals one Boe.
(b) Before related production, severance and ad valorem taxes.
(c) Excludes unusual and non-recurring expenses.
(d) Reserves include natural gas liquids attributable to leasehold interests.

  The above table includes the operating data from the Company's International activities. In 1998, oil sales volumes were 2.4 MMBbls at an average price of $12.38 per barrel with production and operating expense of $4.72 per Boe. In prior years, the Company had no International production.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion should be read in conjunction with EEX's Consolidated Financial Statements and notes thereto included under Item 8.

  In 1997, EEX became a separate company, wholly independent of its former majority owner, ENSERCH Corporation, a public utility. This transition to independent status, coupled with the engagement of a new management team, resulted in a restructuring of the Company's assets, operations and strategy. Refer to Item 1 for a discussion of the development of EEX's business and strategy.

  Certain statements in this report, including statements of EEX Corporation's ("EEX" or the "Company") and management's expectations, intentions, plans and beliefs, are "forward-looking statements," within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to certain events, risks and uncertainties that may be outside EEX's control. See "Forward-Looking Statements--Uncertainties and Risks" in Item 1.

Results of Operations

  On December 8, 1998, the shareholders approved a one-for-three reverse split of EEX common stock. All references to the number of common shares and per share amounts for prior period financial statements have been restated to reflect this event. See "Capital Structure" below.

  EEX reported a 1998 net loss of $41 million ($0.97 per share), versus a net loss of $216 million ($5.12 per share) in 1997 and a net loss of $37 million ($0.87 per share) in 1996.

  In 1998, results of operations were impacted by two major unusual items. The first item was a $10 million pre-tax charge for impairment of producing oil and gas properties required by Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The second major unusual item was a gain on sales of property, plant and equipment of $9 million pre-tax.

  In the following comparisons of results of operations, 1998 results have been adjusted to exclude the unusual items described above. Results for 1997 were adjusted to exclude gains on sale of assets of $53 million pre-tax, FAS 121 impairment of $260 million pre-tax and reorganization expense of $27 million pre-tax. Results for 1996 have been adjusted to exclude gains on sales of assets of $30 million pre-tax.

  The reorganization expense in 1997 was classified as general, administrative and other expense in the Consolidated Statement of Operations. Cash requirements for these charges total $25 million, of which $11 million was paid in 1998 and $14 million in 1997.

1998 Results of Operations Compared With 1997

  Revenues for 1998 were $219 million, $95 million (30%) lower than 1997. Natural gas revenues, 36% lower than 1997, were impacted by a 6% decrease in average prices, and a 31% decrease in production, primarily due to property sales. The average natural gas sales price per thousand cubic feet (Mcf) was $2.21 in 1998 compared with $2.36 in 1997. Natural gas production for 1998 was 58 billion cubic feet (Bcf), compared with 84 Bcf in 1997. Oil revenues decreased $17 million (18%), reflecting a 31% decrease in the average sales price per barrel to $13.24, which was partially offset by an 18% increase in production primarily attributable to start up of the Mudi Field in Indonesia. Crude oil production was 5,612 thousand barrels (MBbls), compared with 4,743 MBbls in 1997. Production from the Mudi Field was 2,364 MBbls.

  Costs and expenses, excluding the unusual items described above, were $239 million in 1998, compared to $320 million in 1997, a 25% decrease. Operating expenses (production and operating, general and administrative and taxes other than income) were $82 million in 1998, 14% lower than 1997, resulting from property sales and the favorable impact from restructuring measures implemented over the last year. Production and operating costs for 1998 includes $11 million for oil production from the Mudi Field. Exploration expenses for 1998 decreased 36% from 1997 due to curtailment of the onshore exploration program and the impact of the offshore exploration joint ventures with Enterprise and others. Exploration expense for 1998 includes $18 million for dry holes in both domestic and international drilling activities. Depreciation and amortization was $101 million in 1998, $43 million lower than 1997 due to lower production volumes resulting from asset sales and the impairment to producing oil and gas properties recognized in 1997, which was partially offset by amortization recorded from oil production from the Mudi Field. Taxes, other than income, decreased 37% from 1997, primarily due to property sales and lower commodity prices.

  Total interest and other financing costs, including minority interest, were $26 million, a $10 million reduction from 1997, resulting from a lower overall debt level in 1998 and redemption of the minority interest in the second quarter of 1998.

1997 Results of Operations Compared With 1996

  Revenues for 1997 were $314 million, $24 million (7%) lower than 1996. Natural gas revenues, 8% lower than 1996, were impacted by a 9% increase in average prices, offset by a 16% decrease in production due to sales of non-core properties. The average natural gas sales price per Mcf was $2.36 in 1997, compared with $2.17 in 1996. Natural gas production for 1997 was 84 Bcf, compared with 101 Bcf in 1996. Oil revenues decreased $7 million (8%) due to sales of non-core properties and a decrease in the average crude oil sales price per barrel to $19.19 in 1997 from $19.40 in 1996. Crude oil production was 4,743 MBbls, compared with 5,080 MBbls in 1996.

  Costs and expenses, excluding the unusual items described above, were down 20% in 1997 compared to 1996. Production and operating expenses decreased 30% from 1996 as a result of properties sold, capitalization of the Cooper Project operating lease in December 1996, and an ongoing cost reduction program initiated in 1997. Exploration expenses decreased 25%, primarily due to a change in focus to offshore and international and the curtailment of the onshore exploration program during 1997. Exploration expenses were expected to be at lower levels in the future due to reduction of exploration staff levels, major curtailment of onshore exploration and reduction of the exposure, in the near term, to Deepwater Gulf of Mexico dry hole costs resulting from an offshore exploration joint venture. Taxes, other than income, decreased 20% from 1996, primarily due to property sales.

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

Oil and Gas Marketing

  Results of operations are largely dependent upon the difference between the prices received for oil and gas produced and the costs of finding and producing such resources. On a barrel of oil equivalent basis, gas reserves at January 1, 1999 constituted approximately 56% of total reserves, and gas production accounted for approximately 62% of total production for 1998. Accordingly, variations in gas prices have a more significant impact on operations than variations in oil prices.

  A portion of the risk associated with fluctuations in the price of oil and natural gas is managed through the use of hedging techniques such as oil and gas swaps and collars. EEX fixed the price on 1998 production volumes of 26.5 Bcf of natural gas (46% of production) at an average price of $2.32 per Mcf and 3,249 MBbls of oil (58% of production) at an average price of $15.78 per Bbl. In total, oil and gas price hedging activities increased 1998 revenues by $7.5 million and decreased 1997 and 1996 revenues by $11 million and $20 million, respectively.

  At December 31, 1998, EEX had outstanding swaps and collars that were entered into as hedges extending through December 31, 1999, to exchange payments on 17.2 Bcf of natural gas and 31 MBbls of oil. At December 31, 1998, there were $0.7 million of net unrealized and unrecognized hedging losses based on the difference between the strike price and the New York Mercantile Exchange futures price for the applicable trading months of 1999. In addition, there were $0.5 million of realized gains on hedging activities that were deferred and will be applied as an increase in revenues in the applicable month of physical sale of production in 1999.

Impairment of Assets

  EEX accounts for oil and gas properties using the successful efforts method which requires EEX to comply with the requirements of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," ("SFAS 121"). See Note 5 to Consolidated Financial Statements in Item 8. In the fourth quarter of 1998, the Company's independent petroleum consultant completed its annual review and evaluation of Company's proved oil and gas reserves and their commercial feasibility. EEX recorded a $10 million pre-tax charge for impairment in 1998.

  The Company reviewed the estimated value of the production payment due EEX as a result of the sale of its East Texas properties together with the estimated future gas delivery obligation to Encogen One Partners, Ltd. ("Encogen") and determined that a provision for possible future losses was not appropriate. The production payment is recorded as oil and gas properties, net of a provision for future gas deliveries arising from past gas "overtakes." This review included estimates of the cost of EEX's future gas delivery obligations to Encogen and estimated receipts from the production payment on an undiscounted cash flow basis. The analysis also included assumptions about future gas delivery schedules, gas prices and the likelihood that the obligor will exercise annual options to repurchase portions of the production payment. The obligor did not exercise its option in 1998. As of December 31, 1998, the Company had a future volumetric delivery obligation of approximately 30 Bcf of natural gas to Encogen; the production payment covers a similar volume.

  The Company again reviewed the estimated future value of the Cooper Floating Production System, pipelines and other related facilities. In 1997, the Company impaired the assets by approximately $83 million, reducing the net carrying value to approximately $145 million. The Company determined that, if placed in service as an early production and pipeline system for future oil and gas developments in the area adjacent to the Cooper Field, the estimated future cash flows from the assets would exceed the current carrying value. Further, the Company continues to evaluate other potential uses for these facilities. Based on these analyses and the Company's assessment of the probable uses of the facilities, no additional impairment was considered appropriate in 1998.

  As of December 31, 1998, the Company had a deferred tax asset of approximately $98 million. A valuation allowance of $67 million has been applied to result in a net realizable value of $31 million. The plan to realize the value of the net deferred tax asset is based on expected future earnings and tax planning strategies which include, primarily, planned sales of assets with fair market values in excess of book basis. The Company does not expect to tax-effect any future operating losses until the value of the net deferred tax asset has been realized.

  Although management believes that the estimates and assumptions underlying the analyses described above are appropriate, no assurances can be given that events in the future will be consistent with those estimates and assumptions.

Reserves

  EEX's natural gas reserves, as estimated by Netherland, Sewell & Associates, Inc., independent petroleum consultants, at January 1, 1999 were 204 Bcf, compared with 460 Bcf the year earlier. Oil and condensate reserves, including natural gas liquids, were 26 MMBbls, compared with the year-earlier level of 24 MMBbls. EEX's proved reserve estimates do not include any volumes attributable to the Llano discovery well in the Deepwater Gulf of Mexico.

Liquidity and Capital Resources

Cash Flows

  During 1998, EEX generated sufficient cash flows from operations and property sales to fund its capital requirements and reduce financings, including minority interests in preferred securities of subsidiaries, by $138 million. Net cash flows from operating activities were $24 million, a decrease of $164 million over 1997 largely due to lower commodity prices and production levels and changes in current operating assets and liabilities. Net cash flows from investing activities in 1998 were $127 million, a $181 million increase from cash flows of $55 million used for investing activities in 1997.

  The Company intends to continue to make substantial capital expenditures in 1999 for the exploration and development of its properties primarily in the Gulf of Mexico and/or the acquisition of producing properties. These capital expenditures may be funded by operating cash flows, proceeds from property sales, proceeds from recent equity sales (see Capital Structure below), and investment costs carried by joint venture arrangements. EEX does not anticipate paying cash dividends on its common stock in the foreseeable future.

Capital Structure

  In January 1999, EEX recorded $150 million of equity from the issuance of
1.5 million of shares of Series B 8% Cumulative Perpetual Preferred Stock ("Preferred Stock") and Warrants to acquire 21 million shares of common stock to Warburg Pincus Equity Partners, L.P. and its affiliates. At December 31, 1998, the closing and funding of the transaction was awaiting clearance under the Hart Scott Rodino Act. On January 8, 1999, the transaction was closed and EEX issued the Preferred Stock and Warrants in exchange for $150 million. Each share of Preferred Stock has a stated value of $100 and a current dividend rate of 8% per year, payable quarterly. The 8% dividend rate will be adjusted to a market rate, not to exceed 18%, after seven years or the earlier occurrence of certain events including a change of control as defined in the agreements. Prior to any adjustment of the dividend rate, the Company may, at its option, accrue dividends or pay them in cash, shares of Preferred Stock or shares of common stock. After any adjustment of the dividend rate, dividends must be paid in cash. Prior to any adjustment in the dividend rate, holders of the Preferred Stock will be entitled to cast an aggregate of eight million votes on matters voted on by the holders of common stock and to a separate class vote on certain matters affecting the Preferred Stock. The purchasers have agreed to standstill provisions for ten years that restrict their purchases of additional shares of common stock, prohibit sales by the purchasers of common stock or Warrants to any person or group that would beneficially own more than 10% (5% in the case of a competitor of the Company) of the outstanding common stock after the sale, prohibits the purchasers from proposing business combinations involving the Company or soliciting proxies, and limits the purchasers' aggregate voting rights to one vote less than 20% of the aggregate number of votes entitled to be cast on any matter by holders of common stock or any other class of capital stock. In the event of a change of control occurring prior to the sixth anniversary of the closing of issuance of the Preferred Stock, the purchasers of the Preferred Stock will have the right to exchange all or part of their Preferred Stock and Warrants proportionately for shares of common stock at the rate of 18.6047 shares of common stock for each share of Preferred Stock (and proportionate number of Warrants), subject to adjustment under certain circumstances and to the Company's right under certain circumstances to pay a portion of the exchange in cash. For additional information, see Note 4 to Consolidated Financial Statements in Item 8.

  In the second quarter of 1998, EEX redeemed, at par value, all the outstanding preferred securities of a subsidiary. The dividend rate on these preferred securities was based on LIBOR plus a spread of 4% for the quarter ended March 31, 1998, 5% for the quarter ended June 30, 1998 and was to increase by 1% quarterly through December 31, 1998.

  At December 31, 1998, debt, including both capital and operating leases as defined in loan agreements, represented 51% of total capitalization, compared to 50% at December 31, 1997.

  At a special meeting held on December 8, 1998, the Company's shareholders approved a one-for-three reverse split of the Company's issued and outstanding common stock and a reduction of the Company's authorized common stock from 400 million shares to 150 million shares.

Capital Budget

  Planned 1999 capital expenditures range from $100 million to $140 million, compared with actual expenditures of $166 million in 1998 and $180 million in 1997. Planned 1999 capital expenditures exclude approximately $30 million of carried working interest expenses resulting from joint venture arrangements and any significant costs which may be incurred for the acquisition of producing properties.

Other Matters

Year 2000 Issue

  EEX initiated its Year 2000 Readiness Program in 1998 by engaging a consultant to perform a preliminary analysis of the Company's asset inventory and provide strategic guidelines to ensure EEX's operations are not interrupted by the potential failure of computer programs to recognize and interpret date codes correctly in the Year 2000 ("Year 2000 Issue"). A project team reviewed the consultant's conclusions and developed a business plan to address the Year 2000 Issue.

  This plan entails inventory, assessment, implementation, testing and contingency phases applied to three major program areas: Information Technology ("IT") systems, Non-IT systems, and External Agents.

  For purposes of the EEX Year 2000 Readiness Program, IT systems include the Company's business and financial software applications, geological and geophysical software applications, operating systems, hardware, and the interfaces and interdependencies between these components. A consultant is providing technical assistance in addressing the Year 2000 Readiness of Company IT systems.

  Non-IT systems include those systems that employ embedded chip technology and are associated with onshore and offshore production operations. Other embedded system applications not associated with production operations are addressed through either the IT System or External Agents programs. The Company has employed an engineering consulting firm to assist in Non-IT systems Year 2000 readiness efforts.

  External Agents are those non-EEX parties upon whom the Company relies for goods and services in order to conduct its day to day activities. Included in this group are vendors and suppliers, service providers, customers, partners, financial institutions, utilities and other third parties. The Company has requested assurances in writing of the External Agent's Year 2000 readiness. External Agents not able to provide a satisfactory level of assurance regarding Year 2000 readiness will be evaluated to determine the feasibility of an alternate relationship.

  The Company intends to complete all Year 2000 Readiness Program phases prior to the fourth quarter of 1999. However, some contingency plans are not complete and readiness activities may continue into the fourth quarter of 1999. Contingency plans will address what the Company identifies as its most reasonably likely worst case scenario or scenarios. To date, EEX has spent $0.2 million of a budgeted $1.5 million in addressing the Year 2000 Issue.

  The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, no assurances can be given that business interruptions arising from the Year 2000 Issue will not occur. However, the Company believes that implementation of its Year 2000 Readiness Program can reduce the potential for material adverse consequences to occur.

New Accounting Standard

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. EEX has not yet determined what the effect, if any, of SFAS No. 133 will be on results of operations and financial position. EEX will adopt this accounting standard as required by January 1, 2000.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  EEX is exposed to market risk, including adverse change in commodity prices and interest rates as discussed below.

  Commodity Price Risk--The Company produces, purchases and sells natural gas, crude oil, and NGLs. As a result, the Company's financial results can be significantly affected as these commodity prices fluctuate widely in response to changing market forces. The Company made use of a variety of derivative financial instruments only for non-trading purposes as a hedging strategy to manage commodity prices associated with oil (58% of 1998 production) and natural gas (46% of 1998 production) sales and to reduce the impact of commodity price fluctuations. The Company used the hedge or deferral method of accounting for these instruments and, as a result, gains and losses on commodity derivative financial instruments were generally offset by similar changes in the realized prices of the commodities.

  The table below provides information about EEX's hedging techniques for oil and natural gas as of December 31, 1998. The Notional Amount is equal to the net volumetric hedge position of EEX during the periods. The fair values of the hedging techniques are based on the difference between the strike price and the New York Mercantile Exchange future prices for the applicable trading months of 1999. No hedging contracts for periods beyond December 31, 1999 existed as of December 31, 1998.

                                                                  Fair Value at
                                                         Average   December 31,
                                                Notional  Strike       1998
                       Period                    Amount  Price(a) (in thousands)
                       ------                   -------- -------- --------------
      Gas (million cubic feet)
        January 1999-March 1999................   9,200    2.05       $ 539
        April 1999-June 1999...................   6,200    1.98        (109)
        July 1999-September 1999...............     900    1.86        (163)
        October 1999-December 1999.............     900    1.71        (499)
                                                 ------               -----
          Total................................  17,200    2.00        (232)(b)
                                                 ======               =====

      Crude Oil (thousand barrels).............      31   11.96       $   8

--------
(a) For gas, $ per Mcf; for oil, $ per barrel.
(b) This figure includes $0.5 million of realized gains on hedging activities that were deferred until 1999.

  Interest Rate Risk--The Company has no open interest rate swap or interest rate lock agreements. At December 31, 1998, the Company's only outstanding debt consisted of capital leases with fixed interest rates. The following table presents principal amounts and related average interest rates by year of maturity for the Company's capital leases at December 31, 1998:

                                                                        Average
                                                                        Interest
      Year                                                 Principal      Rate
      ----                                               -------------- --------
                                                         (In thousands)
      1999..............................................    $ 10,874      6.46%
      2000..............................................      16,810      6.46%
      2001..............................................      13,351      6.46%
      2002..............................................      15,419      6.46%
      2003..............................................      15,573      6.46%
      Thereafter........................................     161,291      6.46%
                                                            --------
      Total.............................................    $233,318
                                                            ========
      Fair Value........................................    $233,318
                                                            ========

  The Company's exposure to interest rate risk is primarily related to future use of its revolving credit facility and to market conditions, as they may exist, should new financings be undertaken. These exposures will be managed through the use of swap or other derivatives as appropriate.

Item. 8. Financial Statements and Supplementary Data

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders of
EEX Corporation

  We have audited the accompanying consolidated balance sheet of EEX Corporation and subsidiaries (the "Company"), as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EEX Corporation and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Houston, Texas
February 19, 1999

                                EEX CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                              Year Ended December 31
                                      ------------------------------------------
                                          1998          1997           1996
                                      ------------- -------------  -------------
                                      (In thousands except per share amounts)
Revenues:
  Natural gas.......................  $    128,061  $     199,754  $    217,968
  Oil and condensate................        74,329         91,029        98,529
  Natural gas liquids...............         1,999          9,161         8,099
  Cogeneration operations...........        13,794         13,297        11,400
  Other.............................           869            972         2,150
                                      ------------  -------------  ------------
    Total...........................       219,052        314,213       338,146
                                      ------------  -------------  ------------
Costs and Expenses:
  Production and operating..........        46,861         48,960        70,325
  Exploration.......................        45,144         70,599        93,544
  Depreciation and amortization.....       101,051        144,485       169,864
  Impairment of producing oil and
   gas properties...................        10,439        260,112            --
  (Gain) on sales of property, plant
   and equipment....................        (9,085)       (52,917)      (30,175)
  Cogeneration operations...........        10,564         10,381         9,924
  General, administrative and
   other............................        24,058         55,590        34,995
  Taxes, other than income..........        11,017         17,356        21,715
                                      ------------  -------------  ------------
    Total...........................       240,049        554,566       370,192
                                      ------------  -------------  ------------
Operating (Loss)....................       (20,997)      (240,353)      (32,046)
Other Income--Net...................            81            301         2,092
Interest Income.....................           512            574           266
Interest and Other Financing Costs..       (18,987)       (30,645)      (27,149)
                                      ------------  -------------  ------------
(Loss) Before Income Taxes..........       (39,391)      (270,123)      (56,837)
Income Tax (Benefit)................        (4,997)       (58,945)      (20,036)
Minority Interest...................        (6,532)        (4,925)           --
                                      ------------  -------------  ------------
Net (Loss)..........................  $    (40,926) $    (216,103) $    (36,801)
                                      ============  =============  ============
Basic and Diluted Net (Loss) Per
 Share..............................  $      (0.97) $       (5.12) $      (0.87)
                                      ============  =============  ============
Weighted Average Shares
 Outstanding........................        42,208         42,214        42,186
                                      ============  =============  ============

                See Notes to Consolidated Financial Statements.

                                EEX CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                  Year Ended December 31,
                                                ------------------------------
                                                  1998       1997       1996
                                                ---------  ---------  --------
                                                       (In thousands)
OPERATING ACTIVITIES
  Net (Loss)................................... $ (40,926) $(216,103) $(36,801)
  Impairment of producing oil and gas
   properties..................................    10,439    260,112        --
  Impairment of undeveloped leasehold..........     1,936     40,866    34,000
  Dry hole cost................................    18,326      8,224    21,345
  Depreciation and amortization................   101,051    144,485   169,864
  Deferred income tax (benefit)................    (9,397)   (55,461)  (24,324)
  (Gain) on sales of property, plant and
   equipment...................................    (9,085)   (52,917)  (30,175)
  Other........................................       547     10,332   (10,735)
  Changes in current operating assets and
   liabilities
    Accounts receivable........................    15,395     24,550    (6,999)
    Other current assets.......................    (2,695)     6,721    (3,380)
    Accounts payable...........................   (57,187)    18,392    (4,127)
    Other current liabilities..................    (4,841)    (1,812)    1,168
                                                ---------  ---------  --------
      Net cash flows from operating
       activities..............................    23,563    187,389   109,836
                                                ---------  ---------  --------
INVESTING ACTIVITIES
  Additions of property, plant and equipment...  (165,820)  (180,147) (174,349)
  Proceeds from dispositions of property, plant
   and equipment...............................   298,373    133,426   140,863
  Other (changes in accruals)..................    (5,901)    (7,859)      507
                                                ---------  ---------  --------
      Net cash flows from (used in) investing
       activities..............................   126,652    (54,580)  (32,979)
                                                ---------  ---------  --------
FINANCING ACTIVITIES
  Borrowings under bank revolving credit
   agreement...................................   175,000    170,000   136,000
  Repayment of borrowings under bank revolving
   credit agreement............................  (200,000)  (260,000) (181,000)
  Borrowings under short-term financing
   agreement...................................   171,264    172,900        --
  Repayment of borrowings under short-term
   financing agreement.........................  (176,264)  (167,900)       --
  Redemption of company-obligated mandatorily
   redeemable preferred securities of
   subsidiary..................................        --   (150,000)       --
  Issuance of minority interests in preferred
   securities of subsidiary....................        --    150,000        --
  Redemption of minority interests in preferred
   securities of subsidiary....................  (100,000)   (50,000)       --
  Changes in temporary advances with affiliated
   companies...................................        --     13,328   (32,051)
  Payments of capital lease obligations........    (8,417)    (3,250)   (3,832)
  Change in advances under leasing
   arrangements--net...........................        --     (5,457)    5,457
  Issuance of common stock.....................        --          2       249
  Other........................................        --         --    (1,887)
                                                ---------  ---------  --------
      Net cash flows used in financing
       activities..............................  (138,417)  (130,377)  (77,064)
                                                ---------  ---------  --------
Net Increase (Decrease) in Cash and Cash
 Equivalents...................................    11,798      2,432      (207)
Cash and Cash Equivalents at Beginning of
 Year..........................................     3,790      1,358     1,565
                                                ---------  ---------  --------
Cash and Cash Equivalents at End of Year....... $  15,588  $   3,790  $  1,358
                                                =========  =========  ========

                See Notes to Consolidated Financial Statements.

                                EEX CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                                              December 31
                                                         ---------------------
                                                            1998       1997
                                                         ---------- ----------
                         ASSETS                             (In thousands)
Current Assets:
  Cash and cash equivalents............................. $   15,588 $    3,790
  Accounts receivable--trade (net of allowance of $2,504
   and $1,161)..........................................     42,530     57,925
  Other.................................................     14,240     11,545
                                                         ---------- ----------
    Total current assets................................     72,358     73,260
                                                         ---------- ----------
Property, Plant and Equipment (at cost):
  Oil and gas properties (successful efforts method)....  1,106,274  1,882,097
  Other.................................................     19,998     19,581
                                                         ---------- ----------
    Total...............................................  1,126,272  1,901,678
  Less accumulated depletion, depreciation and
   amortization.........................................    674,887  1,192,691
                                                         ---------- ----------
    Net property, plant and equipment...................    451,385    708,987
                                                         ---------- ----------
Deferred Income Tax Assets..............................     28,826     20,238
                                                         ---------- ----------
Other Assets............................................     12,501      5,304
                                                         ---------- ----------
    Total............................................... $  565,070 $  807,789
                                                         ========== ==========

          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------
Current Liabilities:
  Accounts payable--trade............................... $   45,528 $  108,616
  Short-term borrowings.................................         --      5,000
  Current portion of capital lease obligations..........     10,874      8,418
  Other.................................................      5,190     10,031
                                                         ---------- ----------
    Total current liabilities...........................     61,592    132,065
                                                         ---------- ----------
Bank Revolving Credit Agreement.........................         --     25,000
                                                         ---------- ----------
Capital Lease Obligations...............................    222,444    233,317
                                                         ---------- ----------
Other Liabilities.......................................     46,734     42,744
                                                         ---------- ----------
Minority Interests in Preferred Securities of
 Subsidiary.............................................         --    100,000
Commitments and Contingencies...........................         --         --
Shareholders' Equity (Consolidated Statement of
 Shareholders' Equity)..................................    234,300    274,663
                                                         ---------- ----------
    Total............................................... $  565,070 $  807,789
                                                         ========== ==========


                See Notes to Consolidated Financial Statements.

                                EEX CORPORATION

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                    Year Ended December 31
                                                  ----------------------------
                                                    1998      1997      1996
                                                  --------  --------  --------
                                                        (In thousands)
Common Stock, authorized 150 million shares:
  Balance at beginning of year................... $  1,271  $126,736  $126,575
    Issued for stock plans (103, 323 and 161
     shares).....................................        1       185       161
  Change in par value to $0.01 from $1.00........       --  (125,650)       --
  One-for-three reverse split at par value
   (84,775 shares reduction).....................     (848)       --        --
                                                  --------  --------  --------
  Balance at end of year (Outstanding shares:
   42,387, 127,059 and 126,736)..................      424     1,271   126,736
                                                  --------  --------  --------
Preferred Stock, authorized 10 million shares,
 none issued:
  Pro forma effect of January 8, 1999 stock
   issue, 1.5 million shares, $0.01 par value....       15        --        --
  Less amount outstanding on January 8, 1999
   issue.........................................      (15)       --        --
                                                  --------  --------  --------
  Balance at end of year.........................       --        --        --
Paid in Capital:
  Balance at beginning of year...................  570,493   442,246   440,836
  Excess of proceeds over par value of common
   stock issued for stock plans..................      871     3,075     1,370
  Market valuation adjustments of restricted
   stock.........................................   (2,944)     (478)       40
  Change in par value of common stock............       --   125,650        --
  One-for-three reverse common stock split.......      848        --        --
  Pro forma effect of January 8, 1999 issue of
   Preferred
    Stock and Warrants:
      Warrants...................................   24,000        --        --
      Excess of proceeds over par value of
       preferred stock issue.....................  125,985        --        --
      Less amount outstanding on January 8, 1999
       preferred stock issue..................... (149,985)       --        --
                                                  --------  --------  --------
  Balance at end of year.........................  569,268   570,493   442,246
                                                  --------  --------  --------
Retained Earnings (Deficit):
  Balance at beginning of year................... (293,772)  (77,669)  (40,868)
    Net (loss)...................................  (40,926) (216,103)  (36,801)
                                                  --------  --------  --------
  Balance at end of year......................... (334,698) (293,772)  (77,669)
                                                  --------  --------  --------
Unamortized Restricted Stock Compensation:
  Balance at beginning of year...................   (2,877)     (677)     (551)
    Grants (151, 387 and 137 shares).............   (1,195)   (3,874)   (1,190)
    Restrictions lifted (98 shares)..............       --        --       756
    Cancellations (10, 90 and 25 shares).........        4       715       230
    Amortization.................................    1,032       515       132
    Market value adjustments.....................    2,830       444       (54)
                                                  --------  --------  --------
  Balance at end of year.........................     (206)   (2,877)     (677)
                                                  --------  --------  --------
Treasury Stock:
  Balance at beginning of year...................     (452)     (230)       --
    Issuance of shares for restricted stock
     awards (47 and 67 shares)...................      452       625        --
    Cancellations of restricted stock grants (10,
     90 and 25 shares)...........................      (90)     (847)     (230)
    Repurchase of outstanding shares (55
     shares).....................................     (398)       --        --
                                                  --------  --------  --------
  Balance at end of year (22, 47 and 25 shares)..     (488)     (452)     (230)
                                                  --------  --------  --------
Shareholders' Equity............................. $234,300  $274,663  $490,406
                                                  ========  ========  ========

                See Notes to Consolidated Financial Statements.

                                EEX CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  All dollar amounts, except per share amounts, in the notes to consolidated financial statements are stated in thousands, unless otherwise indicated.

1. ORGANIZATION AND BASIS OF PRESENTATION

  EEX Corporation ("EEX") is an energy exploration company involved in both domestic and international oil and gas exploration and production. EEX also provides operation and maintenance services, under contract, to two cogeneration plants. Prior to August 5, 1997, Enserch Exploration, Inc. ("Old EEI"), EEX's predecessor, was approximately 83% owned by ENSERCH Corporation ("ENSERCH").

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

  On December 19, 1997, a special meeting of shareholders was held at which time the name of the Company was changed to EEX Corporation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The consolidated financial statements include the accounts of EEX and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The preparation of financial statements requires the use of estimates and assumptions by management, many of which may significantly affect financial results. Future outcomes could differ from those estimates and assumptions and materially affect reported financial results. Certain items in prior periods have been reclassified to be consistent with the current presentation.

  Net Income (Loss) Per Share--Basic net income (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is based on the weighted average number of common shares and all dilutive potential common shares outstanding during the period.

  Oil and Gas Properties--The successful efforts method of accounting is used for oil and gas operations. Under the successful efforts method of accounting, lease acquisition costs are capitalized when incurred. Significant unproved properties are reviewed periodically on a property-by-property basis to determine if there has been an impairment in value, with such impairment charged to expense. All other unproved properties are aggregated and a portion of the costs estimated to be non-productive, based on historical experience, is amortized over the average life of the leases. Geological and geophysical costs and the costs of carrying and retaining undeveloped properties are expensed as incurred. Exploratory drilling costs are initially capitalized but charged to current expense if the well is later deemed commercially unsuccessful.

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

                                EEX CORPORATION

  Derivative Instruments--The Company enters into swaps, options, collars and other derivative contracts to hedge the price risks associated with a portion of anticipated future oil and gas production. Realized gains and losses on settled derivative contracts are deferred and recognized as adjustments to oil and gas revenues in the applicable period(s) hedged. In applying hedge accounting, the Company periodically monitors the correlation of changes in the value of its derivative contracts with that of the prices the Company realizes for its production. In the event of a lack of significant correlation, as might occur in the event of a major market disturbance, certain of the Company's derivative contracts no longer may qualify for hedge accounting, and would be marked to market accordingly. The Company may also enter into interest rate swaps to manage risk associated with interest rates and reduce the Company's exposure to interest rate fluctuations. Interest rate swaps are valued on a periodic basis, with resulting differences recognized as an adjustment to interest and other financing costs over the term of the agreement. The Company does not enter into derivative contracts for trading purposes.

  Stock Based Employee Compensation--Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," (SFAS 123) encourages, but does not require companies to record compensation cost for stock based employee compensation plans at fair value. In accordance with the SFAS 123, EEX has elected to continue to account for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of EEX's stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation cost for restricted stock awards is based on the quoted market price of EEX's stock on the date the award becomes vested (See Note 11).

  Cash and Cash Equivalents--Cash and cash equivalents include highly liquid investments with maturities of three months or less when purchased.

  Gas Imbalances--The Company follows the sales method of accounting for gas imbalances, which recognizes over and under lifts of gas when sold, to the extent sufficient gas reserves or balancing agreements are in place. Gas sales volumes are not significantly different from the Company's share of production.

3. COMMON STOCK TRANSACTIONS

  At a special meeting held on December 8, 1998, the Company's shareholders approved a one-for-three reverse split of the issued and outstanding common stock and a decrease in the number of authorized shares of common stock from 400,000,000 shares to 150,000,000 shares. The effect of the reverse stock split is reflected as of December 31, 1998 in the Consolidated Statement of Shareholders' Equity, but all activity prior to December 8, 1998 has not been restated. All references to the number of common shares and per share amounts elsewhere in the consolidated financial statements and related footnotes have been restated as appropriate to reflect the effect of the split for all periods presented.

  Early in 1998, EEX entered into two forward purchase facilities to repurchase shares of its common stock. During the third and fourth quarters of 1998, EEX initiated several transactions under these facilities. These facilities allow for settlement, at EEX's option, by physical delivery of the shares to EEX in exchange for cash or on a net basis in either shares of EEX common stock or in cash. For a net basis settlement, to the extent that the market price of EEX's common stock on a settlement date is higher (lower) than the forward purchase price, the net differential is received (paid) by EEX. As of December 31, 1998, transactions under these facilities covered approximately $5.6 million or 335,633 shares of EEX's stock, with an average forward purchase price of $16.63 per share. If the agreements were settled on a net basis on the December 31, 1998 market price of EEX's common stock ($7.00 per share), EEX would be obligated to pay approximately $3.2 million in cash or deliver approximately 461,806 shares.

                                EEX CORPORATION

4. PREFERRED STOCK TRANSACTION

  On December 22, 1998, EEX entered into a Purchase Agreement ("Agreement") which provides that the Company would receive $150 million and issue to the Purchaser 1,500,000 shares of Series B 8% Cumulative Perpetual Preferred Stock and Warrants to acquire 21 million shares of the Company's Common Stock. At December 31, 1998, the closing and funding of the transaction was awaiting clearance under the Hart Scott Rodino Act. On January 8, 1999, clearance was obtained, the transaction was closed and EEX issued the Preferred Stock and Warrants in exchange for $150 million. The Consolidated Statement of Shareholders' Equity as of December 31, 1998 shows pro forma amounts in Preferred Stock and Paid In Capital accounts reflecting the additional equity created at closing of the transaction, offset by the amount outstanding from the transaction at December 31, 1998. Below is the pro forma effect on Consolidated Shareholders' Equity when EEX issued the Preferred Stock and Warrants in exchange for $150 million on January 8, 1999:

                                                       Pro Forma
                                                       Effect of
                                                       Preferred     Pro Forma
                                           Balance     Stock and      Balance
                                           12/31/98  Warrants Issue After Issue
                                           --------  -------------- -----------
                                                     (In thousands)
Consolidated Shareholders' Equity
  Common Stock............................ $    424     $     --     $    424
  Preferred Stock, 1,500 shares, par value
   of $0.01...............................       --           15           15
  Paid in Capital.........................  569,268      149,985(a)   719,253
  Unamortized Restricted Stock
   Compensation...........................     (206)          --         (206)
  Treasury Stock..........................     (488)          --         (488)
  Retained Earnings (Deficit)............. (334,698)          --     (334,698)
                                           --------     --------     --------
    Total Shareholders' Equity............ $234,300     $150,000     $384,300
                                           ========     ========     ========

      (a) Warrants issued.................              $ 24,000
          Excess of proceeds over par
            value of preferred stock
            issued........................               125,985
                                                        --------
         TOTAL............................              $149,985
                                                        ========

  Each share of Preferred Stock has a stated value of $100 and a current dividend rate of 8% per year, payable quarterly. The 8% dividend rate will be adjusted to a market rate, not to exceed 18%, after seven years or earlier occurrence of certain events including a change of control (as defined). Prior to any adjustment of the dividend rate, the Company may, at the Company's option, accrue dividends or pay them in cash, shares of Preferred Stock or shares of Common Stock. After any adjustment of the dividend rate, dividends must be paid in cash. The Preferred Stock is entitled to a liquidation preference of $100 per share plus accrued and unpaid dividends. The Preferred Stock may be redeemed, in whole but not in part, by the Company at any time for cash at the stated value plus accrued and unpaid dividends. Until any adjustment of the dividend rate, holders of the Preferred Stock will be entitled to cast an aggregate of eight million votes on matters voted upon by the Common Stock holders, and to a separate class vote on certain matters affecting the Preferred Stock. EEX has entered into a Registration Rights Agreement to register under the Securities Act of 1933, and maintain the effectiveness of such registration of, the resale of the Preferred Shares, the Warrants and any Common Stock acquired by Purchaser pursuant to the Warrants. Under the terms of the Agreement, the Purchaser has the right to add a member to the Company's Board of Directors and did so in January 1999. The Purchaser may continue the membership on the Company's Board of Directors if certain conditions are maintained. In the event of a Change of Control, as defined in the Agreement, occurring prior to the sixth anniversary of the closing of the transaction, the Purchaser has the right to exchange all or part of the Preferred Stock and Warrants proportionally for EEX Common Stock at the rate of 18.6047 shares of Common Stock for each share of Preferred Stock (and

                                EEX CORPORATION
proportionate number of Warrants), provided that the Company may, under certain circumstances, pay a portion of the exchange in cash. The exercise price of the Warrants and the exchange formula related to a Change in Control may be adjusted upon the occurrence of certain events described in the anti-dilution provisions of the Warrants.

  The Warrants were issued in three series, each exercisable at any time beginning 9 months after issuance for $12 per share of Common Stock: (a) Series A Warrants to acquire 10.5 million shares, exercisable for 10 years;
(b) Series B Warrants to acquire 2.5 million shares, exercisable for 7 years, and (c) Series C Warrants to acquire 8 million shares, exercisable for 7 years. Until approved by the shareholders of the Company at the 1999 annual meeting, the Warrants will be exercisable only in the form of a stock appreciation right (entitled to receive the cash difference between the exercise price and the market price of the Common Stock on the trading day prior to the date of exercise). If the shareholders approve, the Series A and Series B Warrants will be exercisable for cash or by utilizing shares of Preferred Stock at the stated value on a gross or net basis. The Series C Warrants will be exercisable only as a stock appreciation right unless the Company, prior to July 30, 2002, elects to allow the Series C Warrants to be exercised for cash or by utilizing shares of Preferred Stock at the stated value on a gross or net basis.

  The purchasers have agreed to standstill provisions for 10 years that restrict their purchases of additional shares of Common Stock, prohibit sales by the purchasers of Common Stock or Warrants to any person or group that would beneficially own more than 10% (5% in the case of a competitor of the Company) of the outstanding Common Stock after the sale, prohibits the purchasers from proposing business combinations involving the Company or soliciting proxies, and limits the purchasers' aggregate voting rights to one vote less than 20% of the aggregate number of votes entitled to be cast on any matter by holders of Common Stock or any other class of capital stock.

5. IMPAIRMENT OF PRODUCING OIL AND GAS PROPERTIES

  Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," (SFAS 121) provides for the recognition of losses when events or changes in circumstances indicate that the carrying value of long-lived assets may not be realized. When there is evidence that the cost of such assets may not be realized based upon such events, changed circumstances or periodic evaluation, SFAS 121 requires the carrying value of the subject long-lived asset to be reduced to its fair value.

  The process by which the Company assesses its assets under SFAS 121 starts with a comparison of the carrying value of an asset to its estimated future undiscounted net cash flow ("Future Value"). These net cash flows are prepared by the Company's independent petroleum consultant, Netherland, Sewell & Associates, Inc., as part of the year-end report of proved reserves. This analysis uses a multi-year market based commodity price forecast in effect at year-end 1998. The base prices used in this analysis for 1999 annual cash flows were $13.13 per barrel of oil and $2.05 per million British Thermal Units of gas. This analysis is generally prepared at a field level or field-group level. The fields or groups reflect the lowest level for which cash flows are reasonably and separately identifiable and for which the assets possess common operational infrastructure and geographic proximity. In some cases, additions to the Future Value were made by the Company to reflect the estimated fair value of an identified exploratory prospect on the asset.

  Where insufficient Future Value is projected to recover the carrying value of an asset, a determination of fair value is made. Fair value is estimated by discounting the annual net cash flows at a rate of 10% per annum. The carrying value of the asset is reduced to its estimated fair value.

  Assets held for sale are carried at the lower of cost or estimated net realizable value.

                                EEX CORPORATION

  Based upon the resulting fair values at December 31, 1998, the carrying value of long-lived assets was reduced and a charge of $10 million for impairment was recorded for oil and gas properties located in the Gulf of Mexico and Texas, primarily due to lower commodity prices and downward reserve revisions.

6. UNUSUAL CHARGES

  In early 1997, EEX management initiated a plan to sell or trade non-core assets, reduce operating costs and focus exploration activities in the offshore U.S. Gulf of Mexico and International areas. Unusual charges include costs incurred in connection with restructuring operations, relocating the Corporate headquarters and severance. In the third quarter of 1997, as an integral part of this restructuring plan, EEX relocated its Corporate headquarters to Houston, Texas, committed to the severance of approximately 375 Dallas-based employees and authorized the closure of its Dallas, Texas administrative office.

  The Company incurred approximately $27 million of restructure costs in 1997 which are classified as general, administrative and other expense in the Consolidated Statement of Operations. Cash requirements for these charges total $25 million, of which $11 million was paid in 1998 and $14 million in 1997. Severance benefits were paid to 210 and 172 employees in 1998 and 1997, respectively.

7. SUPPLEMENTAL CASH FLOW INFORMATION

  Cash paid for interest, net of amounts capitalized, was $18,976 in 1998, $25,430 in 1997, and $27,704 in 1996. Net cash income taxes were $2,432 in 1998, refunds of $5,621 in 1997, and payments of $1,530 in 1996. Non-cash investing and financing activities include the assumption of $151 million in capital asset and lease obligations in 1996.

  In October 1998, EEX closed a property trade that exchanged substantially all of its properties located in West Texas for properties in the Gulf of Mexico Shelf plus $9 million in cash consideration. The effective date for this exchange was January 1, 1998. The Company accounted for the exchange of interests as a nonmonetary transaction whereby the basis in the exchanged properties became the new basis in the properties received as reduced by the cash consideration. No gain or loss was recognized as a result of the exchange of interests in accordance with Statement of Financial Accounting Standards No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies."

8. BORROWINGS AND CREDIT AGREEMENTS

  EEX has a $350 million revolving credit line with a group of banks that matures on June 27, 2002, of which none was used at December 31, 1998. The revolving credit agreement limits, at all times, total debt, as defined, to the lesser of 60% of capitalization, as defined, or $1 billion, and prohibits liens on property except under certain circumstances. The interest rate ranges from the London Inter-Bank Offered Rate (LIBOR) plus 0.21% to 0.45% per annum, plus a facility fee of 0.09% to 0.20% per annum, depending upon the capitalization ratio. A portion of the funds available under the revolving credit line may be borrowed on a short-term basis at current money market rates.

  The following is a summary of interest and other financing costs:

                                                         1998    1997    1996
                                                        ------- ------- -------
      Interest costs incurred.......................... $18,987 $30,645 $29,323
      Interest capitalized.............................      --      --  (2,174)
                                                        ------- ------- -------
      Interest charged to expense...................... $18,987 $30,645 $27,149
                                                        ======= ======= =======

9. LEASE COMMITMENTS

  In December 1996, the Cooper Project equipment and facilities were refinanced through certain financial institutions. EEX simultaneously entered into two leases of the facilities extending through December 30, 2010,

                                EEX CORPORATION
with the option to renew the leases, with the consent of the lessors, for up to five years. For accounting purposes, these leases are classified as capital leases. The Company has the option to purchase the facilities for fair market value on any renewal date, or for fixed amounts or fair market value at the end of the initial lease term. The leases also contain two early buy-out option dates on which the Company may purchase the facilities for fixed amounts, and other special purchase options. Interest on the leases was fixed at 6.43%. EEX is required to maintain a $65 million four-year letter of credit in support of the equity owners of the leased facilities. The equipment and facilities may not be removed from U.S. waters under the lease provisions.

  The equipment and facilities used in developing and producing reserves in the Mississippi Canyon Block 441 are leased through certain financial institutions for a term extending through October 2001. For accounting purposes, this lease is classified as a capital lease. EEX has an option to purchase the facilities for a fixed amount at the early buy-out date of July 22, 2000, or for fair market value at the end of the lease term. There are no renewal options. Interest on the lease was fixed at 7.06%.

  EEX also leases buildings and office space under noncancellable operating leases that expire at various dates through 2002.

  Estimated future minimum payments under noncancellable operating and capital leases with initial or remaining terms of one year or more at December 31, 1998 are as follows:

                                                             Operating Capital
                                                              Leases    Leases
                                                             --------- --------
      1999..................................................  $2,147   $ 25,147
      2000..................................................   2,173     30,948
      2001..................................................   2,201     25,998
      2002..................................................   1,993     26,000
      2003..................................................     423     25,999
      Thereafter............................................      --    184,706
                                                              ------   --------
        Total...............................................  $8,937    318,798
                                                              ======
        Less interest factor................................             85,480
                                                                       --------
        Capital lease obligations...........................           $233,318
                                                                       ========

  Assets recorded under capital leases are as follows:

                                                              1998      1997
                                                            --------  --------
      Property and equipment............................... $249,699  $249,699
      Accumulated depreciation............................. (106,399)  (98,535)
                                                            --------  --------
        Net................................................ $143,300  $151,164
                                                            ========  ========

  Rental expenses incurred under all operating leases totaled $2.4 million, $3.6 million, and $21 million in 1998, 1997 and 1996, respectively.

10. MINORITY INTERESTS IN PREFERRED SECURITIES OF SUBSIDIARY

  In late 1997, EEX concluded several transactions which resulted in redemption of all of the outstanding mandatorily redeemable preferred securities of a subsidiary at the stated value of $150 million, funded by private sales of new issues of preferred stock by EEX Capital, Inc. ("EEXC"), wholly-owned by EEX. EEXC has no operations independent of EEX. The dividend rate for EEXC's new securities was based on LIBOR (reset quarterly) plus a spread beginning at 3.0% for the period ending December 31, 1997, and increasing by 1.0% quarterly. The new securities were redeemable, in whole or in part, at the option of EEXC on the quarterly dividend payment dates and $50 million was redeemed in the fourth quarter of 1997 and the remaining $100 million in the second quarter of 1998.

                                EEX CORPORATION

11. STOCK PLANS

  The Company's Revised and Amended 1996 Stock Incentive Plan (the "1996 SIP"), provides for awards to officers, directors and key employees of restricted stock, stock options to purchase shares of common stock of EEX, or a combination of both. EEX has reserved a total of 1.3 million shares of its common stock for issuance under the 1996 SIP. Options granted under the 1996 SIP have an exercise price of not less than the fair market value of the common stock on the grant date. Options granted under the 1996 SIP become exercisable over three to seven years and expire after ten years. The terms for the release of restrictions on awards of restricted stock may be performance based, time based, or a combination of both, and each award may have different restrictions and conditions.

  The following is a summary of stock option activity under the 1996 SIP:

                                                               Weighted Weighted
                                                               Average  Average
                                                    Number of  Exercise   Fair
                                                     Shares     Price    Value
                                                    ---------  -------- --------
     Options outstanding
       December 31, 1995...........................    56,667   $32.82
       Granted.....................................   355,500   $27.99   $12.84
       Exercised...................................    (3,333)  $29.25
       Canceled....................................   (88,333)  $28.50
                                                    ---------   ------
     Options outstanding
       December 31, 1996...........................   320,500   $28.68
       Granted.....................................   942,750   $31.71   $12.84
       Exercised...................................        --       --
       Canceled....................................  (312,917)  $28.68
                                                    ---------   ------
     Options outstanding
       December 31, 1997...........................   950,333   $31.59
       Granted.....................................   130,000   $25.14   $10.02
       Exercised...................................        --       --
       Canceled....................................   (59,667)  $28.50
                                                    ---------   ------
     Options outstanding
       December 31, 1998........................... 1,020,667   $31.02
                                                    =========   ======

  The following is a summary of 1996 SIP stock options outstanding at December 31, 1998:

                                               Range of Exercise Prices
                                         -------------------------------------
                                         $23.16-$29.64 $35.64-$43.50   Total
                                         ------------- ------------- ---------
   Options outstanding..................    556,000       464,667    1,020,667
   Weighted average remaining
    contractual life, in years..........          8             8            8
   Weighted average exercise price......    $ 27.00       $ 35.86    $   31.03
   Number exercisable...................     84,750        14,667       99,417
   Weighted average exercise price......    $ 28.27       $ 42.97    $   30.44

                                EEX CORPORATION

  A summary of restricted stock award activity follows:

                                                         Number of Shares
                                                      -------------------------
                                                       1998     1997     1996
                                                      -------  -------  -------
      Outstanding--Beginning of year................. 123,477   23,333   18,667
        Awarded......................................  53,000  130,144   45,667
        Restrictions Lifted..........................  (4,477)      --  (32,667)
        Canceled.....................................  (3,333) (30,000)  (8,333)
                                                      -------  -------  -------
      Outstanding--End of year....................... 168,667  123,477   23,333
                                                      =======  =======  =======

  The weighted average grant date fair value per share of restricted stock awarded during 1998, 1997 and 1996 was $23.76, $30.06 and $28.08, respectively. Fair value is equal to the common stock fair market value on the grant date.

  In 1998, the Company adopted the 1998 Stock Incentive Plan ("1998 SIP") for directors, officers and eligible full-time employees. The 1998 SIP provides for awards to directors, officers and employees of restricted stock, stock options and stock appreciation rights. The 1998 SIP is subject to the approval of shareholders at the 1999 annual meeting. Subject to that approval, 2.5 million shares of common stock are reserved for issuance under the 1998 SIP. Option terms and restrictions on restricted stock may be set by the Compensation Committee of the Board of Directors (the "Committee"), but the exercise price may be no less than the fair market value on the date of grant. In September and October 1998, the Committee made grants of options under the "Performance Option Program." These are subject to approval of the 1998 SIP by the shareholders, and consist of a basic grant option award that becomes exercisable over three years and a performance grant option award determined by EEX common stock price performance as measured over a three-year period. If EEX stock achieves a designated performance goal, the performance grant becomes exercisable over three years. All options granted under the 1998 SIP have an exercise price of not less than the fair market value of the common stock on the grant date.

  The following is a summary of basic stock option activity under the 1998
SIP:

                                                               Weighted Weighted
                                                      Number   Average  Average
                                                        of     Exercise   Fair
                                                      Shares    Price    Value
                                                      -------  -------- --------
      Options outstanding
        December 31, 1997............................      --       --
        Granted...................................... 329,850   $12.24   $4.83
        Canceled.....................................  (4,117)  $11.16
                                                      -------   ------
      Options outstanding
        December 31, 1998............................ 325,733   $12.27
                                                      =======   ======

  At December 31, 1998, exercise prices range from $11.16 to $15.48 and these options have a weighted average remaining contractual life of ten years. No options were exercisable as of December 31, 1998.

  In 1997, the Company adopted the 1997 Non-Officer Stock Option Plan ("1997 SOP") for eligible employees and non-employees. Stock options granted to purchase shares of EEX common stock have an exercise price of not less than the fair market value of the common stock on the grant date. EEX has reserved a total of 0.5 million shares for issuance under the 1997 SOP. Options become exercisable over three years and expire after ten years.

                                EEX CORPORATION

  A summary of stock option activity under the 1997 SOP follows:

                                                               Weighted Weighted
                                                      Number   Average  Average
                                                        of     Exercise   Fair
                                                      Shares    Price    Value
                                                      -------  -------- --------
Options outstanding
  December 31, 1996..................................      --       --
  Granted............................................ 126,667   $30.51   $11.61
  Exercised..........................................      --       --
  Canceled...........................................  (5,000)  $32.25
                                                      -------   ------
Options outstanding
  December 31, 1997.................................. 121,667   $30.48
  Granted............................................  25,333   $11.37   $ 4.44
  Canceled...........................................  (1,667)  $32.25
                                                      -------   ------
Options outstanding
  December 31, 1998.................................. 145,333   $27.15
                                                      =======   ======

  The following is a summary of 1997 SOP stock options outstanding at December 31, 1998:

                                                 Range of Exercise Prices
                                            ----------------------------------
                                            $7.71-$20.91 $25.56-$32.25  Total
                                            ------------ ------------- -------
Options outstanding........................    25,333       120,000    145,333
Weighted average remaining contractual
 life, in years............................        10             8          8
Weighted average exercise price............    $11.17       $ 30.47    $ 27.11
Number exercisable.........................        --        39,998     39,998
Weighted average exercise price............        --       $ 30.47    $ 30.47

  In 1996, the Company adopted the 1996 Employee Stock Option Plan ("1996 SOP"). Stock options granted to purchase shares of EEX common stock have an exercise price of not less than the fair market value of the common stock on the grant date. EEX reserved a total of 0.5 million shares for issuance under this plan. Options become exercisable over three to seven years and expire after ten years. The ability to grant new options under the 1996 SOP expired December 31, 1998.

                                EEX CORPORATION

  A summary of stock option activity under the 1996 SOP follows:

                                                               Weighted Weighted
                                                      Number   Average  Average
                                                        of     Exercise   Fair
                                                      Shares    Price    Value
                                                     --------  -------- --------
Options outstanding
  December 31, 1995.................................       --       --
  Granted...........................................  367,487   $33.00   $15.42
  Exercised.........................................       --       --
  Canceled..........................................   (4,170)  $33.00
                                                     --------   ------
Options outstanding
  December 31, 1996.................................  363,317   $33.00
  Granted...........................................  137,733   $26.91   $12.84
  Exercised.........................................       --       --
  Canceled.......................................... (176,457)  $32.88
                                                     --------   ------
Options outstanding
  December 31, 1997.................................  324,593   $30.48
  Granted...........................................  207,033   $25.62   $10.20
  Exercised.........................................       --       --
  Canceled.......................................... (110,650)  $32.19
                                                     --------   ------
Options outstanding
  December 31, 1998.................................  420,977   $27.63
                                                     ========   ======

  The following is a summary of stock options outstanding under the 1996 SOP at December 31, 1998:

                                           Range of Exercise Prices
                               ------------------------------------------------
                               $5.88-$20.91 $23.16-$29.64 $30.09-$35.07  Total
                               ------------ ------------- ------------- -------
Options outstanding..........     25,250       293,643       102,083    420,977
Weighted average remaining
 contractual life, in years..         10             9             8          9
Weighted average exercise
 price.......................     $18.69       $ 26.54       $ 32.94      27.62
Number exercisable...........         --         2,215        13,211     15,426
Weighted average exercise
 price.......................         --       $ 23.53       $ 33.00      31.64

  Total compensation cost recognized in income for 1998, 1997 and 1996 for stock based employee compensation awards was immaterial. Had compensation cost for the Company's plans been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                   1998      1997       1996
                                                 --------  ---------  --------
Net (loss)
  As reported................................... $(40,926) $(216,103) $(36,801)
  Pro forma..................................... $(44,252) $(218,663) $(37,991)
Basic and diluted net (loss) per share
  As reported................................... $  (0.97) $   (5.12) $  (0.87)
  Pro forma..................................... $  (1.05) $   (5.18) $  (0.90)

  The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts as additional awards in future years are anticipated.

                                EEX CORPORATION

  Fair value of options was calculated by using the Black Scholes options pricing model using the following weighted average assumptions:

                                                               1998  1997  1996
                                                               ----  ----  ----
      Risk free interest rate................................. 5.36% 6.26% 6.17%
      Expected life, in years.................................    5     5     6
      Expected volatility.....................................   42%   37%   37%
      Expected dividend yield................................. None  None  None

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

  Commodity Hedging Activities--The Company addresses market risk by selecting instruments whose value fluctuations correlate strongly with the underlying commodity being hedged. The Company enters into swaps and other derivative contracts to hedge the price risks associated with a portion of anticipated future oil and gas production. While the use of hedging arrangements limits the downside risk of adverse price movements, it may also limit future gains from favorable movements. Under these agreements, payments are received or made based on the differential between a fixed and a variable product price. These agreements are settled in cash at or prior to expiration or exchanged for physical delivery contracts. The Company does not obtain collateral to support the agreements but monitors the financial viability of counter-parties and believes its credit risk is minimal on these transactions. In the event of nonperformance, the Company would be exposed to price risk. The Company has some risk of accounting loss since the price received for the product at the actual physical delivery point may differ from the prevailing price at the delivery point required for settlement of the hedging transaction.

  Oil and gas hedging activities increased revenues by $7.5 million in 1998 and reduced revenues by $11 million and $20 million in 1997 and 1996, respectively.

  At December 31, 1998, EEX had outstanding swaps, collars and futures agreements that were entered into as hedges extending through December 31, 1999 to exchange payments on 17.2 Bcf of natural gas and 31 MBbls of oil. At December 31, 1998, the weighted average strike price and market price per Mcf of natural gas was $2.00 and $2.07, respectively. At December 31, 1998 there were $0.7 million of net unrealized and unrecognized hedging losses based on the difference between the strike price and the New York Mercantile Exchange futures price for the applicable trading month. In addition, there were $0.5 million of realized gains on hedging activities which were deferred and will be applied as an increase in revenues in 1999 in the month of physical sale of production.

  Fair Value of Financial Instruments--At December 31, 1998, the estimated proceeds the Company would have paid to terminate or otherwise settle all open oil and gas swaps and collars was $0.7 million, which represented their fair value. The fair value of all other financial instruments at December 31, 1998 and 1997 approximated their carrying value.

                                EEX CORPORATION

13. INCOME TAXES

  Prior to August 5, 1997, EEX's operations were included in ENSERCH's consolidated federal income tax return. Pursuant to a tax sharing agreement, EEX and ENSERCH made or received payments determined as though EEX and its subsidiaries filed a separate consolidated federal income tax return. On August 5, 1997, EEX became a separate taxable entity (See Note 1).

Provision (Benefit) for Income Taxes:

                                                    1998      1997      1996
                                                   -------  --------  --------
Current:
  Federal......................................... $   741  $ (3,945) $  4,267
  Foreign.........................................   2,432        --        --
  State...........................................   1,227       461        21
                                                   -------  --------  --------
    Total.........................................   4,400    (3,484)    4,288
Deferred--Federal.................................  (9,397)  (55,461)  (24,324)
                                                   -------  --------  --------
    Total provision (benefit)..................... $(4,997) $(58,945) $(20,036)
                                                   =======  ========  ========

  Reconciliation of Income Taxes (Benefit) Computed at the Federal Statutory Rate to Provision for Income Taxes (Benefit):

(Loss) before income taxes:
  Domestic..................................... $(35,135) $(269,081) $(54,343)
  Foreign......................................   (4,256)    (1,042)  ( 2,494)
                                                --------  ---------  --------
    Total...................................... $(39,391) $(270,123) $(56,837)
                                                ========  =========  ========

Income taxes (benefit) computed at the federal
 statutory rate of 35%......................... $(13,787) $ (94,543) $(19,892)
  Percentage depletion.........................       --       (193)     (334)
  Foreign Taxes................................    2,432         --        --
  State Taxes..................................    1,227         --        --
  Valuation allowance on deferred tax asset....    5,410     35,254        --
  Other--net...................................     (279)       537       190
                                                --------  ---------  --------
    Provision for income taxes (benefit)....... $ (4,997) $ (58,945) $(20,036)
                                                ========  =========  ========

  The deferred tax effect of the difference in financial accounting basis and income tax basis of EEX's assets and liabilities at December 31, 1998 and 1997 was as follows:

                                    1998                         1997
                         ---------------------------- ----------------------------
                          Total    Current Noncurrent  Total    Current Noncurrent
                         --------  ------- ---------- --------  ------- ----------
Deferred Tax Assets:
  Property, plant and
   equipment............ $ 64,498      --   $ 64,498  $ 57,085     --    $ 57,085
  Employee benefit
   obligations..........    2,824      --      2,824     1,651     --       1,651
  Accruals and
   allowances...........    3,246  $1,800      1,446     6,923   $991       5,932
  Losses of controlled
   foreign
   corporations.........    9,230      --      9,230     9,882     --       9,882
  Net operating loss....   17,708      --     17,708     7,158     --       7,158
  Valuation allowance...  (66,880)     --    (66,880)  (61,470)    --     (61,470)
                         --------  ------   --------  --------   ----    --------
  Net deferred tax
   asset................ $ 30,626  $1,800   $ 28,826  $ 21,229   $991    $ 20,238
                         ========  ======   ========  ========   ====    ========

Note: The current portion is included in other current assets in the consolidated balance sheets.

                                EEX CORPORATION

  The Company maintains a valuation allowance to reduce the calculated deferred tax asset to net realizable value in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109). In 1998, EEX increased the deferred tax asset by $9.4 million based upon several factors, one of which is the taxable income from producing properties in Indonesia which will be sheltered by past foreign net operating losses. The realization of the remaining deferred tax asset is based on expected future earnings and tax planning strategies which include planned sales of assets with fair market values in excess of book and tax cost bases, utilization of excess capacity or sale of the Cooper floating production facility and pipeline, acceleration of income from shallow water Gulf of Mexico producing properties received as part of a property swap completed during the third quarter of 1998, the favorable impact from restructuring measures over the last year, the curtailment of the onshore exploration program and reduction of dry hole exposure in the Company's Gulf of Mexico exploration program. Although the Company has incurred net taxable losses for book purposes in recent years, management believes it is more likely than not that the Company will generate taxable income sufficient to realize a portion of the tax benefits associated with assets which have a tax basis in excess of net cost recorded under the successful efforts method of accounting used for financial reporting purposes. Such assets are primarily represented by seismic costs capitalized for tax purposes but expensed under successful efforts accounting, assets impaired under the provisions of SFAS 121 for which no tax deduction is immediately available and past operating losses of controlled foreign corporations. Due to the uncertainty of future income estimates, the additional anticipated earnings benefit from further realization of the additional tax basis has not been fully recognized at this time and is included in the valuation allowance of $67 million at December 31, 1998 for the Company's deferred tax asset.

  As of December 31, 1998, the Company had approximately $50 million of U.S. net operating loss carryforwards ("NOLs"). The NOLs have expiration dates ranging from 2003 through 2018. Due to the uncertainty of the realization of this tax carryforward, EEX has included in its valuation allowance the full carryforward benefit of $18 million.

14. EMPLOYEE BENEFIT PLANS

  Most of the Company's employees participate in a noncontributory defined benefit pension plan. Accrued retirement costs are funded based upon applicable requirements of federal law and deductibility for federal income tax purposes. Employees hired prior to July 1, 1989 are eligible for medical benefits when they retire. Medical benefits are not prefunded.

  In 1998, the Company recognized a curtailment gain of approximately $2.5 million in connection with the termination of a significant number of employees announced in 1997 pursuant to the provisions of Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" (SFAS 88).

  Prior to ENSERCH's August 5, 1997 distribution of EEI stock to ENSERCH shareholders (see Note 1), EEX's cost for pension and retiree medical benefits was based on allocations from ENSERCH plans. From August 5, 1997 through December 31, 1998, EEX's costs for these benefits were based on EEX's allocated pension plan assets, employees and retirees based upon information provided by ENSERCH. EEX's share of the ENSERCH pension plan assets and liabilities for accrued benefits have been estimated by EEX based upon information supplied by ENSERCH. After resolving the definition of those employees and retirees who are included in the EEX plan, it is expected that, during 1999, these assets will be transferred to EEX's plan providing substantially the same benefits as provided by the ENSERCH plan. For pension benefits, the "benefit obligation" is the projected benefit obligation. For post-retirement benefits, the "benefit obligation" is the accumulated post-retirement benefit obligation.

                                EEX CORPORATION

Employee Benefit Plan Disclosures:

                                                              Post-retirement
                                          Pension Benefits       Benefits
                                          ------------------  ----------------
                                            1998      1997     1998     1997
                                          --------  --------  -------  -------
Assumptions as of December 31:
  Discount rate used in determining
   benefit obligation....................     7.00%     7.25%    7.00%    7.25%
  Expected return on Plan assets.........     9.00%     9.00%
  Rate of compensation increases.........     4.00%     4.00%

Changes in Benefit Obligation:
  Benefit obligation as of beginning of
   period................................ $(23,396) $(21,331) $(8,366) $(7,993)
  Service cost...........................     (720)     (327)     (22)      (9)
  Interest cost..........................   (1,411)     (670)    (584)    (248)
  Actuarial liability gain (loss)........    3,179    (1,264)    (117)    (303)
  Effect of curtailment..................    2,378        --       98       --
  Participants contribution..............       --        --     (151)      --
  Benefits paid..........................      797       196      193      187
                                          --------  --------  -------  -------
    Benefit obligation as of December
     31.................................. $(19,173) $(23,396) $(8,949) $(8,366)
                                          ========  ========  =======  =======

Change in Plan Assets:
  Fair value of Plan assets as of
   beginning of period................... $ 11,420  $ 11,587
  Actual return on assets................    1,065      (104)
  Employer contributions.................       --        93
  Benefits paid..........................     (665)     (156)
                                          ========  ========
    Fair value of Plan assets as of
     December 31......................... $ 11,820  $ 11,420
                                          ========  ========

Reconciliation of Funded Status:
  Funded status.......................... $ (7,353) $(11,976) $(8,949) $(8,366)
  Unrecognized net obligation (asset)....       --        --    3,755    4,028
  Unrecognized actuarial (gain) loss.....   (1,516)    1,735    2,117    2,179
                                          --------  --------  -------  -------
    Accrued benefit cost as of December
     31.................................. $ (8,869) $(10,241) $(3,077) $(2,159)
                                          ========  ========  =======  =======

Components of Net Periodic Benefit Cost:
  Allocations from ENSERCH............... $     --  $    596  $    --  $   469
  Service cost--benefits earned during
   the period............................      720       327       22        9
  Interest cost on projected benefit
   obligation............................    1,411       670      584      248
  Expected return on assets..............     (993)     (367)      --       --
  Effect of curtailment..................   (2,378)       --      (98)      --
  Amortization--net obligation...........       --        --      273      114
  Amortization--unrecognized (gain)
   loss..................................       (1)       --       80       25
                                          --------  --------  -------  -------
    Net periodic benefit cost............ $ (1,241) $  1,226  $   861  $   865
                                          ========  ========  =======  =======

  For measurement purposes, a 5.3% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1998. The rate was assumed to decrease gradually to 4.3% for 2000 and remain at that level thereafter.

                                EEX CORPORATION

  Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                   1-Percentage   1-Percentage
                                                  Point Increase Point Decrease
                                                  -------------- --------------
Effect on total of service and interest cost for
 1998...........................................       $ 38          $ (34)
Effect on year end 1998 post-retirement benefit
 obligation.....................................       $550          $(486)

  Investment Plan--At December 31, 1998, EEX provided a defined contribution pension plan which permits pre-tax employee contributions and was available to substantially all employees of the Company. The Company's share of costs under the plan was $276, $343, and $425 in 1998, 1997, and 1996, respectively. The Company matches up to 60% of the first 6% of employees contributions.

15. RELATED PARTY TRANSACTIONS

  As described in Note 1, on August 5, 1997, ENSERCH distributed to its shareholders all the shares of EEI common stock it owned and EEI ceased being a subsidiary of ENSERCH. In preparation for this distribution, on January 1, 1997, responsibility for all management and administrative functions for oil and gas activities previously performed by ENSERCH, along with selected ENSERCH employees, were transferred to Old EEI and cost allocations from ENSERCH for these functions were discontinued. ENSERCH charges to Old EEI for all indirect costs amounted to $5,610 for 1996.

  The Company had sales to certain ENSERCH companies (Enserch Energy Services, Inc., Lone Star Gas Company and Enserch Processing Company) that aggregated $25,675 and $86,235 in 1997, and 1996, respectively.

16. COMMITMENTS AND CONTINGENCIES

  EEX is involved in a number of legal and administrative proceedings incident to the ordinary course of its business. In the opinion of management, based on the advice of counsel and current assessment, any liability to EEX relative to these ordinary course proceedings will not have a material adverse effect on EEX's operations or financial condition.

  In addition, on August 3, 1998, EEX, several of its current and/or former officers and directors, Texas Utilities Company ("TUC") and TUC's Chief Executive Officer were named in a class action lawsuit filed in the Northern District of Texas that was designated as Gracy Fund L.P. v. EEX Corporation, et al., ("Gracy Fund"). The Gracy Fund complaint alleged violations of the Securities Act of 1933 ("33 Act") and the Securities Exchange Act of 1934 ("34 Act") against various defendants.

  Additionally, on August 3, 1998, EEX, several of its current and/or former officers and directors, and two additional companies (ENSERCH Corporation and DeGolyer & MacNaughton) were named in a class action lawsuit filed in the Southern District of Texas that was designated as Stan C. Thorne v. EEX Corp., et al ("Thorne"). The Thorne complaint alleged violations of the 34 Act and common law-based negligent misrepresentations and fraud claims.

  On October 5, 1998, the Thorne defendants filed a motion to transfer the Thorne action to the Northern District of Texas. On November 20, 1998, the Thorne action was transferred to the Northern District of Texas and consolidated with the Gracy Fund action.

  On January 22, 1999, plaintiffs filed an amended class action complaint in the consolidated Gracy Fund action against EEX, several of its current and/or former officers and directors and another company, ENSERCH

                                EEX CORPORATION

Corporation ("Consolidated Complaint"). The Consolidated Complaint alleges violations of Sections 11, 12(a)(2) and 15 of the 33 Act and violations of Sections 10(b), 14(a) and 20(a) of the 34 Act against various defendants. The Consolidated Complaint alleges the Sections 10(b), 15 and 20(a) claims on behalf of a class of plaintiffs who acquired EEX's stock pursuant to an October 1996 Registration Statement and Proxy/Prospectus ("EEX Subclass").

  Plaintiffs allege that during the class period, defendants made materially false and misleading statements, and failed to disclose material facts, regarding the value and volume of EEX's proved reserves from its East Texas operations. According to plaintiffs, these purported misrepresentations artificially inflated the price of EEX's common stock throughout the class period, induced the EEX Subclass to approve the merger that spun EEX off from ENSERCH and induced the EEX Subclass to acquire stock pursuant to the Registration Statement and Proxy/Prospectus issued regarding this merger.

  While the Company intends to contest this action vigorously, the Company cannot predict the outcome of this matter at this time. All discovery is stayed pending the determination of the motion to dismiss.

  The operations and financial position of EEX continue to be affected from time to time in varying degrees by domestic and foreign political developments as well as legislation and regulations pertaining to restrictions on oil and gas production, imports and exports, natural gas regulation, tax increases, environmental regulations and cancellation of contract rights. Both the likelihood of such occurrences and their overall effect on the Company vary greatly and are not predictable. These uncertainties are part of a number of items that EEX has taken and will continue to take into account in periodically establishing accounting reserves.

  In the fourth quarter of 1998, EEX signed a contract with a major drilling company to provide and operate an offshore drilling rig for use in Deepwater drilling activities. The contract covers a basic period of three years at an average day rate of $130 which is expected to commence in the summer of 1999 upon delivery of the rig.

  As of December 31, 1998, the Company has a future volumetric delivery obligation of approximately 30 billion cubic feet of natural gas to Encogen One Partners, Ltd. The Company has a production payment of a similar volume due from the purchaser of its East Texas properties.

17. OTHER INFORMATION

  Major accounts in certain line items of the Consolidated Balance Sheets are:

                                                                 1998    1997
                                                                ------- -------
Other current assets Prepaid costs related to Mudi Field....... $ 5,784 $ 1,612
                                                                ======= =======
Other non-current liabilities
  Accrued liabilities for restoration, dismantlement and
   abandonment costs........................................... $25,157 $14,234
                                                                ======= =======

                                EEX CORPORATION

18. SUPPLEMENTARY OIL AND GAS INFORMATION (UNAUDITED)

  Oil and Gas Producing Activities--The following tables set forth information relating to oil and gas producing activities of EEX. Reserve data for natural gas liquids attributable to leasehold interests owned by the Company are included in oil and condensate.

                                                             1998       1997
                                                           --------  ----------
Capitalized Costs:
  Proved oil and gas properties........................... $799,948  $1,568,551
  Floating Production System and other service assets.....  228,844     228,844
  Unproved oil and gas properties.........................   77,482      84,702
  Accumulated depletion, depreciation and amortization.... (668,512) (1,178,939)
                                                           --------  ----------
    Total net capitalized cost............................ $437,762  $  703,158
                                                           ========  ==========

                                 1998             1997              1996
                           ---------------- ----------------- -----------------
                                     Non-
                             U.S.    U.S.     U.S.   Non-U.S.   U.S.   Non-U.S.
                           -------- ------- -------- -------- -------- --------
Costs Incurred:
Property acquisition
 costs:
  Proved.................. $  7,990 $35,555       --      --  $  3,165      --
  Unproved................   14,168     473 $ 24,970 $   200    23,425      --
Exploration costs.........   59,729   6,501   50,220   1,428    80,321  $2,781
Development costs.........   44,845   8,142  112,457  12,396   100,395     628
                           -------- ------- -------- -------  --------  ------
    Total................. $126,732 $50,671 $187,647 $14,024  $207,306  $3,409
                           ======== ======= ======== =======  ========  ======

  The following information is required and defined by the Financial Accounting Standards Board. The disclosure does not represent the results of operations based on historical financial statements. The disclosure excludes interest expense, corporate overhead and gains and losses from hedging.

                               1998                1997               1996
                         -----------------  ------------------- ------------------
                                    Non-
                           U.S.     U.S.      U.S.     Non-U.S.   U.S.    Non-U.S.
                         --------  -------  ---------  -------- --------  --------
Results of Operations:
 Revenues............... $167,668  $29,270  $ 310,643      --   $344,911       --
 Less:
  Production costs (a)..   46,117   10,859     65,366      --     90,477       --
  Exploration costs.....   33,129   12,021     69,732   $ 882     91,003  $ 2,559
  Depletion,
   depreciation and
   amortization (b).....  101,925    8,421    401,538      --    167,169       --
  Income tax effects
   (c)..................      477       --    (44,037)   (309)    (1,643)    (895)
                         --------  -------  ---------   -----   --------  -------
    Net producing
     activities......... $(13,980) $(2,031) $(181,956)  $(573)  $ (2,095) $(1,664)
                         ========  =======  =========   =====   ========  =======

--------
(a) Includes severance, ad valorem and production taxes.
(b) Includes pre-tax property impairment of $10 million and $260 million in 1998 and 1997, respectively.
(c) Amount includes $5.4 million and $61.5 million for valuation allowance on deferred tax asset for 1998 and 1997, respectively.

  Oil and Gas Reserves--The following table of estimated proved and proved developed reserves of oil and gas has been prepared utilizing estimates of year end reserve quantities provided by Netherland, Sewell & Associates, Inc., independent petroleum consultants, for December 31, 1998 and 1997 reserves and DeGolyer

                                EEX CORPORATION
and MacNaughton, independent petroleum consultants, for December 31, 1996. Reserve estimates are inherently imprecise and estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, the reserve estimates are expected to change as additional performance data becomes available.

                                  Gas (MMcf)                Oil (MBbls) (a)
                         ------------------------------  ------------------------
                           1998      1997       1996      1998     1997     1996
                         --------  ---------  ---------  -------  -------  ------
U.S. Reserves:
  At January 1..........  460,158  1,215,624  1,362,763   18,100   53,209  66,537
  Revisions of previous
   estimates............  (13,129)  (622,640)    (7,935)     847  (15,710) (8,173)
  Extensions,
   discoveries and
   additions............   38,458     40,254     72,854    1,145    3,062   4,315
  Purchase of minerals
   in place(b)..........   33,143         --     12,347    1,118       --      --
  Sales of minerals in
   place(c)............. (257,169)   (88,611)  (123,861) (11,340) (17,054) (3,730)
  Production............  (57,910)   (84,469)  (100,544)  (3,439)  (5,407) (5,740)
                         --------  ---------  ---------  -------  -------  ------
At December 31..........  203,551    460,158  1,215,624    6,431   18,100  53,209
                         ========  =========  =========  =======  =======  ======
Proved Developed
 Reserves:
  At January 1..........  425,773    859,094    937,372   16,882   27,938  30,110
  At December 31........  191,985    425,773    859,094    6,299   16,882  27,938

--------
(a) Includes condensate and natural gas liquids of 561 MBbls for 1998, 825 MBbls for 1997 and 1,103 MBbls for 1996.
(b) Includes reserves acquired through property exchanges of 1,118 MBbls and 33,143 MMcf for 1998.
(c) Includes reserves disposed of through property exchanges of 6,497 MBbls and 24,102 MMcf for 1998.

                                                   Gas
                                                 (MMcf)        Oil (MBbls)
                                                ---------- ---------------------
                                                1997  1996  1998    1997   1996
                                                ----  ---- ------  ------  -----
Non-U.S. Reserves:
  At January 1.................................  618   --   5,741   6,008  4,963
  Revisions of previous estimates..............   --   --   5,878     778     --
  Extensions, discoveries and additions........   --  618   4,733      --  1,045
  Purchases of minerals in place...............   --   --   5,741      --     --
  Sales of minerals in place................... (618)  --      --  (1,045)    --
  Production...................................   --   --  (2,364)     --     --
                                                ----  ---  ------  ------  -----
At December 31.................................   --  618  19,728   5,741  6,008
                                                ====  ===  ======  ======  =====
Proved Developed Reserves:
  At January 1.................................   --   --   4,767      --     --
  At December 31...............................   --   --  15,831   4,767     --

  Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserve Quantities--The following table has been prepared using estimated future production rates and associated production and development costs. Continuation of economic conditions existing at the balance sheet date was assumed. Accordingly, estimated future net cash flows were computed by applying prices and contracts in effect in December to estimated future production of proved oil and gas reserves, estimating future expenditures to develop proved reserves and estimating costs to produce the proved reserves based on average costs for the year. Average prices used in the computations were: Gas (per Mcf) $2.19 in 1998, $2.51 in 1997 and $3.37 in 1996. Oil (per
barrel) $9.50 in 1998, $15.71 in 1997 and $23.33 in 1996.

                                EEX CORPORATION

  Because reserve estimates are imprecise and changes in the other variables are unpredictable, the standardized measure should be interpreted as indicative of the order of magnitude only and not as precise amounts.

                                                        United
                                              Total     States    International
                                            ---------  ---------  -------------
Standardized Measure (in millions):
  1998
    Future cash inflows.................... $   706.1  $   498.0    $  208.1
    Future production and development
     costs.................................    (325.1)    (191.3)     (133.8)
    Future income tax expense..............        --         --          --
                                            ---------  ---------    --------
    Future net cash flows..................     381.0      306.7        74.3
    10% annual discount....................    (105.1)     (88.4)      (16.7)
                                            ---------  ---------    --------
    Standardized measure of discounted
     future net cash flows................. $   275.9  $   218.3    $   57.6
                                            =========  =========    ========
  1997
    Future cash inflows.................... $ 1,529.0  $ 1,440.3    $   88.7
    Future production and development
     costs.................................    (540.1)    (509.7)      (30.4)
    Future income tax expense..............     (26.8)     (18.5)       (8.3)
                                            ---------  ---------    --------
    Future net cash flows..................     962.1      912.1        50.0
    10% annual discount....................    (343.0)    (334.7)       (8.3)
                                            ---------  ---------    --------
    Standardized measure of discounted
     future net cash flows................. $   619.1  $   577.4    $   41.7
                                            =========  =========    ========
  1996
    Future cash inflows.................... $ 5,474.3  $ 5,326.2    $  148.1
    Future production and development
     costs.................................  (1,552.9)  (1,460.3)      (92.6)
    Future income tax expense..............  (1,030.2)  (1,014.0)      (16.2)
                                            ---------  ---------    --------
    Future net cash flows..................   2,891.2    2,851.9        39.3
    10% annual discount....................  (1,176.1)  (1,157.6)      (18.5)
                                            ---------  ---------    --------
    Standardized measure of discounted
     future net cash flows................. $ 1,715.1  $ 1,694.3    $   20.8
                                            =========  =========    ========

Changes in Standardized Measure (in
 millions):
                                              1998       1997         1996
                                            ---------  ---------  -------------
  Sales and transfers of oil and gas
   produced, net of production costs....... $  (139.9) $  (245.6)   $ (254.4)
  Changes in prices, net of production and
   future development costs................    (149.3)    (761.8)    1,065.0
  Extensions, discoveries and improved
   recovery, less related costs............      58.3       92.5       185.0
  Purchases of minerals in place...........      70.2         --         3.2
  Revisions of previous quantity
   estimates...............................      (4.9)    (806.8)     (238.7)
  Sales of minerals in place...............    (258.7)    (231.6)     (125.2)
  Accretion of discount....................      61.9      234.3       144.4
  Net change in income taxes...............      26.9      622.3      (329.6)
  Other....................................      (7.6)       0.7        38.0
                                            ---------  ---------    --------
    Total.................................. $  (343.2) $(1,096.0)   $  487.7
                                            =========  =========    ========

                         QUARTERLY RESULTS (UNAUDITED)

  The results of operations of the Company by quarters are summarized below. In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been made. The 1997 and first three quarters of 1998 per share amounts have been restated to reflect the reduction in weighted average shares outstanding due to the one-for-three reverse stock split approved by shareholders on December 8, 1998.

                                                 Quarter Ended
                                   --------------------------------------------
                                   March 31  June 30   September 30 December 31
                                   --------  --------  ------------ -----------
1998:
  Revenues........................ $ 64,513  $ 58,561   $  46,323    $ 49,655
  Gains (Losses) on Property
   Sales..........................   (6,027)    1,761       3,000      10,351
  Impairment of Assets............       --        --          --     (10,439)
  Operating Income (Loss)(a)......   (9,169)   (2,484)     (7,098)     (2,246)
  Net Income (Loss)...............  (19,027)  (10,406)     (5,452)     (6,041)
  Basic and Diluted Net (Loss) Per
   Share.......................... $  (0.45) $  (0.25)  $   (0.13)   $  (0.14)

1997:
  Revenues........................ $ 86,807  $ 75,257   $  78,230    $ 73,919
  Gains (Losses) on Property
   Sales..........................       --        --       8,003      44,914
  Impairment of Assets............       --        --    (210,202)    (49,910)
  Operating Income (Loss)(a)......    4,208   (11,730)   (239,225)      6,394
  Net Income (Loss)...............   (2,201)  (13,529)   (181,608)    (18,765)
  Basic and Diluted Net (Loss) Per
   Share.......................... $  (0.05) $  (0.32)  $   (4.30)   $  (0.44)

--------
(a) Net Income excluding interest and taxes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None in 1998 and information concerning Registrant's change of accountants in 1997 was previously reported in Current Report on Form 8-K dated September 25, 1997.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

  Pursuant to Instruction G(3) to Form 10-K, the information required in Items 10-13 is incorporated by reference from EEX's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after year-end.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)-1 Financial Statements

  The information required hereunder is set forth under "Report of Independent Auditors," "Consolidated Statement of Operations," "Consolidated Statement of Cash Flows," "Consolidated Balance Sheet," "Consolidated Statement of Shareholders' Equity," "Notes to Consolidated Financial Statements" and "Quarterly Results" included in Item 8.

(a)-2 Financial Statement Schedules

  The consolidated financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

(a)-3 Exhibits

 3.1 Restated Articles of Incorporation of the Registrant, as amended. (1)

 3.2 Bylaws of the Registrant, as amended. (1)

 4.1 Form of Common Stock Certificate. (1)

 4.2 Form of Preferred Stock Certificate. (1)

 4.3 Rights Agreement dated as of September 10, 1996, between the Registrant and Harris Trust Company of New York as Rights Agent, incorporated by reference to Exhibit 10.21 to the Registrant's Registration Statement on Form S-4 (No. 333-13241). (2)

 4.4 First Amendment to Rights Agreement dated December 21, 1998, the
     Registrant and Harris Trust Company of New York, as Rights Agent. (1)

 4.5 Statement of Resolution of Series B 8% Cumulative Perpetual Preferred
     Stock of the Registrant filed with the Secretary of State of Texas on January 7, 1999. (1)

 4.6 Form of Series A Warrant issued to Warburg, Pincus Equity Partners, L.P., and affiliates on January 7, 1999. (1)


   4.7 Form of Series B Warrant issued to Warburg, Pincus Equity Partners,
       L.P., and affiliates on January 7, 1999. (1)

   4.8 Form of Series C Warrant issued to Warburg, Pincus Equity Partners,
       L.P., and affiliates on January 7, 1999. (1)

  10.1 PRODUCTION SYSTEM LEASE AGREEMENT (1996-A) dated as of November 15, 1996 among WILMINGTON TRUST COMPANY, not in its individual capacity but solely as Corporate Grantor Trustee under the Trust Agreement, and THOMAS P. LASKARIS, not in his individual capacity but solely as Individual Grantor Trustee under the Trust Agreement, Lessor and ENSERCH
       EXPLORATION, INC., Lessee. Incorporated by reference to Exhibit 10.1 to
       Registrant's Form 10-K for the year ended December 31, 1997. (2)

  10.2 PRODUCTION SYSTEM LEASE AGREEMENT (1996-B) dated as of November 15, 1996 among WILMINGTON TRUST COMPANY, not in its individual capacity but solely as Corporate Grantor Trustee under the Trust Agreement, and THOMAS P. LASKARIS, not in his individual capacity but solely as Individual Grantor Trustee under the Trust Agreement, Lessor and ENSERCH
       EXPLORATION, INC., Lessee. Incorporated by reference to Exhibit 10.2 to
       Registrant's Form 10-K for the year ended December 31, 1997. (2)

  10.3 Participation Agreement between EP Operating Limited Partnership and
       Mobil Producing Texas and New Mexico Inc. incorporated by reference to
       Exhibit 10.6 to the Registration Statement of Old EEI on Form S-4 (No.
       33-56792). (2)

  10.4 Credit Agreement, dated as of May 1, 1995, among Registrant as Borrower,
       Texas Commerce Bank National Association, as Administrative Agent, The
       Chase Manhattan Bank, N.A., as Syndication Agent, Chemical Bank, as
       Auction Agent, and The Lenders now or hereafter Parties hereto, amended by First Amendment dated September 16, 1996, Second Amendment dated June
       27, 1997, Third Amendment, dated September 25, 1997, and Fourth
       Amendment dated December 15, 1997. Incorporated by reference to Exhibit
       10.5 to Registrant's Form 10-K for the year ended December 31, 1997. (2)

  10.5 Tax Sharing Agreement, dated as of January 1, 1995, between ENSERCH and
       Old EEI, incorporated by reference to Exhibit 10.21 to the Registration
       Statement of Old EEI on Form S-2 (No. 33-60461). (2)

  10.6 Tax Allocation Agreement among ENSERCH, the Registrant and Texas
       Utilities Company incorporated by reference to Annex A-3 to the Agreement and Plan of Merger filed as Exhibit 2 to the Registrant's
       Registration Statement on Form S-4 (No. 333-13241). (2)

  10.7 Tax Assurance Agreement between ENSERCH and the Registrant incorporated by reference to Annex A-4 to the Agreement and Plan of Merger filed as
       Exhibit 2 to the Registrant's Registration Statement on Form S-4 (No.
       333-13241). (2)

  10.8 Exploration and Participation Agreement, dated June 20, 1997, by and between Old EEI and Enterprise Oil Gulf of Mexico, Inc. Incorporated by reference to Exhibit 10.10 to Registrant's Form 10-K for the year ended
       December 31, 1997. (2)

  10.9 Enserch Exploration, Inc. Revised and Amended 1996 Stock Incentive Plan incorporated by reference to Annex A-2 to the Agreement and plan of Merger filed as Exhibit 2 to the Company's Registration Statement on
       Form S-4 (No. 333-13241). (2)

 10.10 Registrant's Deferred Compensation Plan effective as of July 1, 1997, incorporated by reference to Exhibit 10.12 to Registrant's Quarterly
       Report on Form 10-Q for the quarter ended September 30, 1997. (2)

 10.11 First Amendment to Registrant's Deferred Compensation Plan dated as of
       November 1, 1998. (1)

 10.12 Second Amendment Registrant's Deferred Compensation Plan dated December
       8, 1998. (1)

 10.13 Deferred Compensation Trust, effective as of July 1, 1997, incorporated by reference to Exhibit 10.13 to Registrant's Quarterly Report on Form
       10-Q for the quarter ended September 30, 1997. (2)


 10.14 Deferred Compensation Plan for Directors, effective January 1, 1996, as amended February 11, 1997. (1)

 10.15 Form of Change of Control Agreement executed by certain executive officers of the Registrant, filed as Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 1996 of Old EEX. (2)

 10.16 Form of Amendment to Change of Control Agreement executed by certain executive officers of the Company. (1)

 10.17 Form of Employment Agreement executed by certain executive officers of the Registrant, incorporated by reference to Exhibit 10.20 to the Annual
       Report on Form 10-K for the year ended December 31, 1996 of Old EEI. (2)

 10.18 Form of Amendment to Employment Agreement effective July 27, 1998 between Registrant and certain executive officers. (1)

 10.19 Second Amendment to Employment Agreement effective July 27, 1998, between Registrant and Thomas M Hamilton. (1)

 10.20 Form of Amendment to Restricted Stock Agreement effective July 27, 1998, between Registrant and certain executive officers. (1)

 10.21 Floating Drilling Rig Requirement Offshore Drilling Contract dated
       October 15, 1998, between the Registrant and Global Marine Drilling
       Company for the "Glomar Arctic I" floating drilling unit, without appendices. (1)

 10.22 Purchase Agreement, dated as of December 22, 1998, by and among Registrant and Warburg, Pincus Equity Partners, L.P., a Delaware limited partnership, Warburg, Pincus Netherlands Equity Partners I, C.V., a
       Dutch limited partnership, Warburg, Pincus Netherlands Equity Partners
       II, C.V. a Dutch limited partnership and Warburg, Pincus Netherlands
       Equity Partners III, C.V., a Dutch limited partnership, incorporated by reference to Exhibit 99.1 to Registrant's Form 8-K dated December 22,
       1998. (2)

 10.23 Registration Rights Agreement dated January 8, 1999, by and among
       Registrant and Warburg, Pincus Equity Partners, L.P., and affiliates.
       (1)

 21    Subsidiaries of the Registrant. (1)

 23.1  Consent of Ernst & Young LLP. (1)

 23.2  Consent of Netherland, Sewell & Associates, Inc. (1)

 23.3  Consent of DeGolyer & MacNaughton. (1)

 27    Financial Data Schedule--December 31, 1998. (1)

--------
Long-term debt is described in the Notes to Consolidated Financial Statements in Item 8. EEX agrees to provide the Commission, upon request, copies of instruments defining the rights of holders of such long-term debt, which instruments are not filed herewith pursuant to Paragraph (b)(4)(iii)(A) of
Item 601 of Regulation S-K.
(1) Filed herewith.
(2) Incorporated by reference.

  (b) Reports on Form 8-K

  Current Report on Form 8-K dated October 19, 1998. (News release dated October 19, 1998: Update on planned spud of appraisal well at Llano.)

  Current Report on Form 8-K dated December 8, 1998. (EEX shareholders approved one-for-three reverse split of EEX common stock.)

  Current Report on Form 8-K dated December 14, 1998. (News release dated December 14, 1998: Update on EEX sale of properties in Oklahoma and Texas.)

  Current Report on Form 8-K dated December 22, 1998. (EEX announced signed purchase agreement to issue preferred stock and warrants for $150 million when final approval under the Hart Scott Rodino Act is obtained.)

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                          EEX Corporation


                                          By:       /s/ T. M Hamilton
                                             __________________________________
                                                      T. M Hamilton
                                                 Chairman and President,
                                                 Chief Executive Officer

March 12, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              Signature                      Title                   Date

         /s/ T. M Hamilton           Chairman and              March 12, 1999
-----------------------------------   President, Chief
           T. M Hamilton              Executive Officer


         /s/ R. S. Langdon           Executive Vice            March 12, 1999
-----------------------------------   President,
           R. S. Langdon              Finance and Administration,
                                      Chief Financial
                                      Officer


          /s/ T. E. Coats            Vice President,           March 12, 1999
-----------------------------------   Planning and
            T. E. Coats               Controller


          /s/ F. S. Addy             Director                  March 12, 1999
-----------------------------------
            F. S. Addy


    /s/ B. A. Bridgewater, Jr.       Director                  March 12, 1999
-----------------------------------
      B. A. Bridgewater, Jr.

         /s/ F. M. Lowther           Director                  March 12, 1999
-----------------------------------
           F. M. Lowther

        /s/ M. P. Mallardi           Director                  March 12, 1999
-----------------------------------
          M. P. Mallardi

         /s/ H. H. Newman            Director                  March 12, 1999
-----------------------------------
           H. H. Newman