Form 10-Q
period 1999-03-31
EEX CORP
filed 1999-05-06
CIK 1023060

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended March 31, 1999

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

Yes  [X]    No  [_]

Number of shares of common stock of Registrant outstanding as of April 30, 1999:
42,432,058

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                                EEX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                 Three Months
                                                                Ended March 31
                                                            ----------------------
                                                               1999        1998
                                                            ----------   ---------
                                                             (In thousands except
                                                              per share amounts)
Revenues:
 Natural gas.............................................    $ 23,026    $ 45,538
 Oil, condensate and natural gas liquids.................      14,720      16,430
 Cogeneration operations.................................       2,289       2,464
 Other...................................................        (480)         81
                                                             --------    --------
    Total................................................      39,555      64,513
                                                             --------    --------

Costs and Expenses:
 Production and operating................................       9,202      11,087
 Exploration.............................................      12,699      12,323
 Depreciation and amortization...........................      20,470      31,612
 (Gain) Loss on sales of property, plant and equipment...          (4)      6,027
 Cogeneration operations.................................       2,190       2,015
 General, administrative and other.......................       5,504       6,725
 Taxes, other than income................................       1,501       3,893
                                                             --------    --------
    Total................................................      51,562      73,682
                                                             --------    --------
Operating (Loss).........................................     (12,007)     (9,169)
Other Income (Expense) - Net.............................         (67)         41
Interest Income..........................................       1,527          91
Interest and Other Financing Costs.......................      (3,981)     (5,225)
                                                             --------    --------
(Loss) Before Income Taxes...............................     (14,528)    (14,262)
Income Taxes.............................................         985       1,001
Minority Interest........................................           -       3,764
                                                             --------    --------
Net (Loss)...............................................     (15,513)    (19,027)
Preferred Stock Dividends................................       2,767           -
                                                             --------    --------
Net (Loss) Applicable to Common Shareholders.............    $(18,280)   $(19,027)
                                                             ========    ========

Basic and Diluted Net (Loss) Per Share...................      $(0.43)     $(0.45)
                                                             ========    ========
Weighted Average Shares Outstanding......................      42,200      42,214
                                                             ========    ========


See accompanying notes.

                                EEX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                             Three Months Ended
                                                                                  March 31
                                                                           ---------------------
                                                                              1999        1998
                                                                           ---------    ---------
                                                                                (In thousands)
OPERATING ACTIVITIES
 Net (Loss)......................................................             $(15,513)   $(19,027)
 Dry hole cost...................................................                5,832       2,752
 Depreciation and amortization...................................               20,470      31,612
 Deferred income tax expense.....................................                  500           -
 (Gain) Loss on sale of property, plant and equipment............                   (4)      6,027
 Other...........................................................                6,420      (5,426)
 Changes in current operating assets and liabilities:
  Accounts receivable............................................               14,756      (4,578)
  Other current assets...........................................                 (517)     (4,581)
  Accounts payable...............................................              (18,250)     (9,287)
  Other current liabilities......................................               (2,601)     (3,488)
                                                                              --------    --------
  Net cash flows provided by (used in) operating activities......               11,093      (5,996)
                                                                              --------    --------

INVESTING ACTIVITIES
 Additions to property, plant and equipment......................              (25,540)    (69,216)
 Proceeds from disposition of property, plant and equipment......                    4      20,353
 Other (changes in accruals).....................................               (2,205)     (5,703)
                                                                              --------    --------
  Net cash flows used in investing activities....................              (27,741)    (54,566)
                                                                              --------    --------
FINANCING ACTIVITIES
 Issuance of preferred stock and common stock warrants...........              150,000           -
 Borrowings under bank revolving credit agreement................               20,000      95,000
 Repayment of borrowings under bank revolving credit agreement...              (20,000)    (35,000)
 Borrowings under short-term financing agreement.................                    -      77,500
 Repayment of borrowings under short-term financing agreement....                    -     (69,500)
 Payments of capital lease obligations...........................               (9,198)     (7,299)
                                                                              --------    --------
  Net cash flows provided by financing activities................              140,802      60,701
                                                                              --------    --------
Net Increase in Cash and Cash Equivalents........................              124,154         139
Cash and Cash Equivalents at Beginning of Period.................               15,588       3,790
                                                                              --------    --------
Cash and Cash Equivalents at End of Period.......................             $139,742    $  3,929
                                                                              ========    ========


See accompanying notes.

                                EEX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                                       March 31     December 31
                                                                         1999           1998
                                                                      -----------   ------------
                                                                            (In thousands)
ASSETS
Current Assets:
 Cash and Cash Equivalents.........................................   $  139,742     $   15,588
 Accounts receivable-trade (net of allowance of $645 and $2,504)...       27,774         42,530
 Other.............................................................       14,757         14,240
                                                                      ----------     ----------
   Total current assets............................................      182,273         72,358
                                                                      ----------     ----------
Property, Plant and Equipment (at cost):
 Oil and gas properties (successful efforts method)................    1,122,125      1,106,274
 Other.............................................................       20,737         19,998
                                                                      ----------     ----------
   Total...........................................................    1,142,862      1,126,272
 Less accumulated depletion, depreciation and amortization.........      692,267        674,887
                                                                      ----------     ----------
   Net property, plant and equipment...............................      450,595        451,385
                                                                      ----------     ----------
Deferred Income Tax Assets.........................................       28,326         28,826
Other Assets.......................................................        2,341         12,501
                                                                      ----------     ----------
   Total...........................................................   $  663,535     $  565,070
                                                                      ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts payable - trade..........................................   $   25,073     $   45,528
 Short-term borrowings.............................................            -              -
 Current portion of capital lease obligations......................       11,154         10,874
 Other.............................................................        2,589          5,190
                                                                      ----------     ----------
   Total current liabilities.......................................       38,816         61,592
                                                                      ----------     ----------
Bank Revolving Credit Agreement....................................            -              -
                                                                      ----------     ----------
Capital Lease Obligations..........................................      212,966        222,444
                                                                      ----------     ----------
Other Liabilities..................................................       43,543         46,734
                                                                      ----------     ----------
Shareholders' Equity:
 Preferred stock (10,000 shares authorized; 1,528 and 0 shares
  issued; liquidation preference of $152,767 and $0)...............           15              -
 Common stock (150,000 shares authorized;
  42,440 and 42,387 shares issued).................................          424            424
 Paid in capital...................................................      721,559        569,268
 Retained earnings (deficit).......................................     (352,978)      (334,698)
 Unamortized restricted stock compensation.........................         (322)          (206)
 Treasury stock....................................................         (488)          (488)
                                                                      ----------     ----------
   Total shareholders' equity......................................      368,210        234,300
                                                                      ----------     ----------
   Total...........................................................   $  663,535     $  565,070
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

2. On December 22, 1998, EEX entered into a Purchase Agreement ("Agreement") that provided the Company would receive $150 million and issue to the purchaser 1,500,000 shares of Series B 8% Cumulative Perpetual Preferred Stock (the "Preferred Stock") and Warrants to acquire 21 million shares of the Company's common stock. On January 8, 1999, the transaction was closed and EEX issued the Preferred Stock and Warrants in exchange for $150 million.

   Each share of Preferred Stock has a stated value of $100 and a current dividend rate of 8% per year, payable quarterly. The 8% dividend rate will be adjusted to a market rate, not to exceed 18%, after seven years or the earlier occurrence of certain events including a change of control (as defined in the Agreement). Prior to any adjustment of the dividend rate, the Company may, at the Company's option, accrue dividends or pay them in cash, shares of Preferred Stock or shares of common stock. After any adjustment of the dividend rate, dividends must be paid in cash. The Preferred Stock is entitled to a liquidation preference of $100 per share plus accrued and unpaid dividends. The Preferred Stock may be redeemed, in whole but not in part, by the Company at any time for cash at the stated value plus accrued and unpaid dividends. Until any adjustment of the dividend rate, holders of the Preferred Stock will be entitled to cast an aggregate of eight million votes on matters voted upon by the common stock holders, and to a separate class vote on certain matters affecting the Preferred Stock. EEX has entered into a Registration Rights Agreement to register under the Securities Act of 1933, and maintain the effectiveness of such registration of, the resale of the Preferred Shares, the Warrants and any common stock acquired by the purchaser pursuant to the Warrants. Under the terms of the Agreement, the purchaser has the right to add a member to the Company's Board of Directors and did so in January 1999. The purchaser may continue the representation on the Company's Board of Directors if certain conditions are maintained. In the event of a Change of Control, as defined in the Agreement, occurring prior to the sixth anniversary of the closing of the transaction, the Purchaser has the right to exchange all or part of the Preferred Stock and Warrants for shares of common stock at the rate of 18.6047 shares of common stock for each share of Preferred Stock and a proportionate number of Warrants, provided that the Company may, under certain circumstances, pay a portion of the exchange in cash. The exercise price of the Warrants and the exchange formula related to a Change of Control may be adjusted upon the occurrence of certain events described in the anti-dilution provisions of the Warrants.

   The Warrants were issued in three series, each exercisable at any time beginning August 31, 1999 for $12 per share of common stock: (a) Series A Warrants to acquire 10.5 million shares, exercisable for ten years; (b) Series B Warrants to acquire 2.5 million shares, exercisable for seven years, and (c) Series C Warrants to acquire 8 million shares, exercisable for seven years. Until approved by the shareholders of the Company at the 1999 annual meeting, the Warrants will be exercisable only in the form of a stock appreciation right (entitled to receive the cash difference between the exercise price and the market price of the common stock on the trading day prior to the date of exercise). If approved by the shareholders, the Series A and Series B Warrants will be exercisable for cash or by utilizing shares of Preferred Stock at the stated value on a gross or net basis. The Series C Warrants will be exercisable only as a stock appreciation right unless the Company, prior to July 30, 2002, elects to allow the Series C Warrants to be exercised for cash or by utilizing shares of Preferred Stock at the stated value on a gross or net basis.

   On March 31, 1999, EEX paid dividends on the Preferred Stock of $2.8 million by issuing 27,667 additional Preferred Stock.

3. Early in 1998, EEX entered into two forward purchase facilities to repurchase shares of its common stock. EEX has initiated several transactions under these facilities, which allow for settlement, at EEX's option, by physical delivery of the shares to EEX in exchange for cash or on a net basis in either shares of EEX common stock or in cash. For a net basis settlement, to the extent that the market price of EEX's common stock on a settlement date is higher (lower) than the forward purchase price, the net differential is received (paid) by EEX. As of March 31, 1999, transactions under these facilities covered approximately $8.8 million or 796,533 shares of EEX's common stock, with an average forward purchase price of $10.99 per share. If the agreements were settled on a net basis on the March 31, 1999 market price of EEX's common stock ($4.88 per share), EEX would be obligated to pay approximately $4.9 million in cash or deliver approximately 997,020 shares.

4. EEX is involved in a number of legal and administrative proceedings incident to the ordinary course of its business. In the opinion of management, based on the advice of counsel and current assessment, any liability to EEX relative to these ordinary course proceedings will not have a material adverse effect on EEX's operations or financial condition.

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

  While the Company intends to contest this action vigorously and has filed a motion to dismiss the Consolidated Complaint, the Company cannot predict the outcome of this matter at this time. All discovery is stayed pending the determination of the motion to dismiss.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this report, including statements of EEX's and management's expectations, intentions, plans and beliefs, are "forward-looking statements," within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to certain events, risks and uncertainties that may be outside EEX's control. See "Forward Looking Statements - Uncertainties and Risks."

RESULTS OF OPERATIONS

For the first quarter of 1999, EEX reported a net loss of $18 million ($0.43 per share), versus a net loss of $19 million ($0.45 per share) for the same period in 1998. The first quarter 1998 loss includes losses on asset sales ($6 million) and additional depreciation expense associated with the disposition of properties in East Texas ($5 million).

For the first quarter of 1999, total revenues were $40 million, or 39% lower than 1998. Natural gas revenues, 49% lower than 1998, were impacted by both a 19% decrease in average prices and a 37% decrease in production primarily due to property sales. The average natural gas sales price per thousand cubic feet ("Mcf") was $1.97 in 1999, compared with $2.43 in 1998. Natural gas production for 1999 was 12 billion cubic feet ("Bcf"), compared with 19 Bcf in 1998. Oil revenue decreased 10% from the same period in 1998 due to a drop in price from $15.95 to $11.17 per barrel, offset by an increase in oil production primarily from the Mudi Field in Indonesia.

Costs and expenses for the first quarter of 1999 were $52 million, compared with $74 million in 1998. Operating expenses (production and operating, general and administrative and taxes other than income and payroll) were $16 million in 1999, 25% lower than 1998, as a result of asset sales and the favorable impact from cost reduction measures. Exploration expense increased 3% during the first quarter of 1999. Exploration expense in the first quarter of 1999 includes approximately $6 million associated with a dry hole at Vermillion Block 37. Depreciation and amortization was $20 million, $11 million lower than 1998 due to lower production volumes and additional depreciation expense in 1998 associated with the disposition of properties in East Texas.

Total interest and other financing costs for the first quarter of 1999, including minority interest and preferred stock dividends, were $7 million, a $2 million decrease from 1998. Reduced debt and redemption of the outstanding preferred securities of a subsidiary were the primary reasons for the decrease. This decrease was partially offset by the dividends associated with the newly issued preferred shares.

                                EEX CORPORATION
                       SUMMARY OF SELECTED OPERATING DATA
                       FOR OIL & GAS PRODUCING ACTIVITIES
                                  (UNAUDITED)

                                             Three Months Ended
                                                  March 31
                                             ------------------
                                              1999       1998
                                             -------   --------
Sales Volumes
 Natural gas (Bcf)........................      11.7       18.7
 Oil and condensate (MMBbls) (a)..........       1.3        1.0
 Total volumes (MMBoe) (b)................       3.3        4.2

Average Sales Price (c)
 Natural gas (per Mcf)....................    $ 1.97     $ 2.43
 Oil and condensate (per Bbl) (a).........     11.17      15.95
    Total product revenue (per Boe) (b)...     11.57      14.91

Average Cost and Expenses (per Boe) (b)
 Production and operating (c).............    $ 2.82     $ 2.67
 Exploration..............................      3.89       2.97
 Depreciation and amortization............      6.27       7.61
 General, administration and other........      1.69       1.62
 Taxes, other than income.................      0.46       0.94

(a) Oil and condensate volumes and average sales price includes amounts for natural gas liquids.

(b) Natural gas is converted to barrels of oil equivalents (Boe) on the basis of six Mcf equals one Boe.

(c) Before related production, severance and ad valorem taxes.


LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided by operating activities during the first quarter of 1999 were $11 million, compared to net cash flows used in operating activities of $6 million in 1998. The increase in operating cash flow was largely due to reduced working capital requirements in 1999.

Net cash flows used in investing activities in the first quarter of 1999 were $28 million, a $27 million decrease from 1998. In 1998, the Company purchased additional interest in the Tuban Production Sharing Contract for approximately $42 million and realized $20 million in proceeds from property sales.

On December 22, 1998, EEX entered into a Purchase Agreement which provides that the Company would receive $150 million and issue to the purchaser 1,500,000 shares of Series B 8% Cumulative Perpetual Preferred Stock and Warrants to acquire 21 million shares of the Company's common stock. The transaction closed on January 8, 1999 when EEX issued the Preferred Stock and Warrants in exchange for $150 million.

EEX intends to utilize substantially all of its internally generated cash flows for growth of the business and expects to fund its business plans using available cash flow from operations, proceeds from the issuance of Preferred Stock, asset sales, and borrowings under credit facilities.

EEX has a $350 million revolving credit line with a group of banks that matures on June 27, 2002, of which none was used at March 31, 1999. The revolving credit agreement limits, at all times, total debt, as defined, to the lesser of 60% of capitalization, as defined, or $1 billion, and prohibits liens on property except under certain circumstances. A portion of the funds available under the revolving credit line may be borrowed on a short-term basis at current money market rates.

At March 31, 1999, debt, including both capital and operating leases as defined in loan agreements, represented 38% of total capitalization, compared to 57% at March 31, 1998.

YEAR 2000 ISSUE

During the first quarter of 1999, EEX completed an inventory, assessment and risk analysis of its Information Technology systems which includes the Company's business and financial software applications, geological and geophysical software applications, operating systems, hardware and the interfaces and interdependencies between these systems. A testing plan has been developed for the Accounting and Human Resources system software. The Accounting system software was recently upgraded to a version certified by the vendor to be Year 2000 compliant and will be tested in accordance with the plan.

An Onshore and Offshore embedded chip inventory, assessment, and risk analysis was also completed. This program found 185 non-compliant and indeterminate components that require replacement or other remediation. Planning for corrective actions is underway; corrective actions are expected to be substantially completed by the end of the third quarter of 1999.

At the end of the first quarter, adequate responses had been received from 70% of the critical and important external agents (third parties upon whom the Company relies for goods and services in order to conduct its day to day business). Efforts are underway to obtain responses from the remaining external agents.

Contingency plans for each of the three areas above will be developed beginning in the second quarter to assess the impact to the Company where risk has not been adequately minimized. To date, EEX has spent approximately $0.7 million of a budgeted $1.5 million in addressing the Year 2000 issue.

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, no assurances can be given that business interruptions arising from the Year 2000 issue will not occur. However, the Company believes that implementation of its Year 2000 readiness program will reduce the potential for material adverse consequences to occur.

FORWARD LOOKING STATEMENTS --UNCERTAINTIES AND RISKS

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

Government Regulation--EEX's business is subject to certain federal, state and local laws and regulations relating to the drilling for and the production of oil and gas, as well as environmental and safety matters. See "Business-- Government Regulation" and "Environmental Matters," in the Company's Annual Report on Form 10-K. Enforcement of or changes to these regulations could have a material impact on the Company's operations, financial condition and results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the first quarter of 1999, EEX realized a net gain on hedging activities, before the effect of taxes, of $1.5 million. The table below provides information about EEX's hedging techniques for oil and natural gas as of March 31, 1999. The Notional Amount is equal to the net volumetric hedge position of EEX during the periods. The fair values of the hedging techniques are based on the difference between the strike price and the New York Mercantile Exchange future prices for the applicable trading month of 1999 and 2000.

                                                    Average      Fair Value at
                                       Notional   Strike Price   March 31, 1999
                                        Amount    ($ per unit)   (in thousands)
                                       --------   ------------   --------------
Gas (billions of BTU):
 April 1999 - June 1999..............      5,170   $ 1.89             $  (253)
 July 1999 - September 1999..........        770   $ 1.82                (196)
 October 1999 - December 1999........        460   $ 2.05                (247)
 January 2000 - March 2000...........        900   $ 2.16                (236)
 April 2000 - June 2000..............        920   $ 2.16                  (9)
 July 2000 - September 2000..........        920   $ 2.16                 (19)
 October 2000 - December 2000........        920   $ 2.16                (165)
                                          ------                      -------
    Total............................     10,050                      $(1,127)
                                          ======                      =======

                                                Weighted Average Fair Value at
                                       Notional   Strike Price   March 31, 1999
                                        Amount    ($ per unit)   (in thousands)
                                       ------   ---------------- --------------
Crude Oil (thousands of barrels):               Floor    Ceiling
                                                ------   ------
 April 1999 - June 1999..............    182     $12.60   $14.30      $  (433)
 July 1999 - September 1999..........    184     $12.81   $14.51         (377)
                                         ---                          -------
  Total..............................    366                          $  (770)
                                         ===                          =======

EEX has a contractual requirement to purchase gas for delivery to a Co-generation plant in East Texas. The below hedges were placed during the first quarter of 1999 on those delivery volumes and are not included in the above gas hedging table. The Notional Amount is equal to the net volumetric position of EEX during the period. The fair values of the hedging techniques are based on the difference between the strike price and the New York Mercantile Exchange future prices for the applicable trading month of 1999 and 2000.

                                                Average       Fair Value at
                                  Notional   Strike Price    March 31, 1999
                                   Amount    ($ per unit)    (in thousands)
                                  --------   -------------   ---------------
Gas (billions of BTU):
 April 1999 - June 1999.........      1,215       $1.93           $  67
 July 1999 - September 1999.....      1,380       $1.98             138
 October 1999 - December 1999...      1,380       $2.19             127
 January 2000 - March 2000......      1,350       $2.31             151
 April 2000 - June 2000.........      1,365       $2.14              44
 July 2000 - September 2000.....      1,380       $2.16              32
 October 2000 - December 2000...      1,380       $2.32              33
                                      -----                        ----
    Total.......................      9,450                        $591
                                      =====                        ====

                           PART II  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

On January 8, 1999, pursuant to a Purchase Agreement ("Agreement") dated December 22, 1998, the Company issued to Warburg, Pincus Equity Partners, L.P., Warburg, Pincus Netherlands Equity Partners I, C.V., Warburg, Pincus Netherlands Equity Partners II, C.V., and Warburg, Pincus Netherlands Equity Partners III, C.V. (the "Purchasers") 1.5 million shares of Series B 8% Cumulative Perpetual Preferred Stock (the "Preferred Stock") and Warrants to acquire 21 million shares of the Company's common stock in exchange for $150 million. There were no underwriting discounts or commissions. The securities were exempt from registration under Section 4(2) of the Securities Act of 1933.

Each share of Preferred Stock has a stated value of $100 and a current dividend rate of 8% per year, payable quarterly. The 8% dividend rate will be adjusted to a market rate, not to exceed 18%, after seven years or the earlier occurrence of certain events including a change of control (as defined in the Agreement). Prior to any adjustment of the dividend rate, the Company may, at the Company's option, accrue dividends or pay them in cash, shares of Preferred Stock or shares of common stock. After any adjustment of the dividend rate, dividends must be paid in cash. The Preferred Stock is entitled to a liquidation preference of $100 per share plus accrued and unpaid dividends. The Preferred Stock may be redeemed, in whole but not in part, by the Company at any time for cash at the stated value plus accrued and unpaid dividends. Until any adjustment of the dividend rate, holders of the Preferred Stock will be entitled to cast an aggregate of eight million votes on matters voted upon by the common stock holders, and to a separate class vote on certain matters affecting the Preferred Stock. EEX has entered into a Registration Rights Agreement to register under the Securities Act of 1933, and maintain the effectiveness of such registration of, the resale of the Preferred Shares, the Warrants and any common stock acquired by Purchasers pursuant to the Warrants. Under the terms of the Agreement, the Purchasers have the right to add a member to the Company's Board of Directors and did so in January 1999. The Purchasers may continue the representation on the Company's Board of Directors if certain conditions are maintained. In the event of a Change of Control, as defined in the Agreement, occurring prior to the sixth anniversary of the closing of the transaction, the Purchasers have the right to exchange all or part of the Preferred Stock and Warrants for shares of EEX common stock at the rate of 18.6047 shares of common stock for each share of Preferred Stock and proportionate number of Warrants, provided that the Company may, under certain circumstances, pay a portion of the exchange in cash. The exercise price of the Warrants and the exchange formula related to a Change of Control may be adjusted upon the occurrence of certain events described in the anti-dilution provisions of the Warrants.

The Warrants were issued in three series, each exercisable at any time beginning August 31, 1999 for $12 per share of common stock: (a) Series A

Warrants to acquire 10.5 million shares, exercisable for ten years; (b) Series B Warrants to acquire 2.5 million shares, exercisable for seven years, and (c) Series C Warrants to acquire 8 million shares, exercisable for seven years. Until approved by the shareholders of the Company at the 1999 annual meeting, the Warrants will be exercisable only in the form of a stock appreciation right (entitled to receive the cash difference between the exercise price and the market price of the common stock on the trading day prior to the date of exercise). If approved by the shareholders, the Series A and Series B Warrants will be exercisable for cash or by utilizing shares of Preferred Stock at the stated value on a gross or net basis. The Series C Warrants will be exercisable only as a stock appreciation right unless the Company, prior to July 30, 2002, elects to allow the Series C Warrants to be exercised for cash or by utilizing shares of Preferred Stock at the stated value on a gross or net basis.

The Purchasers have agreed to standstill provisions for ten years that restrict their purchases of additional shares of common stock, prohibit sales by the Purchasers of common stock or Warrants to any person or group that would beneficially own more than 10% (5% in the case of a competitor of the Company) of the outstanding common stock after the sale, prohibits the Purchasers from proposing business combinations involving the Company or soliciting proxies, and limits the Purchasers' aggregate voting rights to one vote less than 20% of the aggregate number of votes entitled to be cast on any matter by holders of common stock or any other class of capital stock. If the Purchasers would otherwise be entitled to cast votes in excess of the standstill agreement's limit, such additional votes will be cast in the same proportion as the votes cast by all other shareholders.

In the Agreement, the Company agreed to use the proceeds from the sale of the Securities for the purposes of funding exploration and production appraisal and development activities, for working capital and for general corporate purposes.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             EXHIBIT (27) - Financial Data Schedule

         (b) Reports on Form 8-K


     Current Report on Form 8-K filed January 4, 1999 and dated December 30, 1998. (News release dated December 30, 1998: EEX adds to shelf production and updates deepwater activities.)

     Current Report on Form 8-K filed January 14, 1999 and dated January 11, 1999. (News release dated January 11, 1999: Howard H. Newman added to EEX Board and news release dated January 12, 1999: EEX obtains partner for deepwater prospect.)

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       EEX CORPORATION
                                              (Registrant)



Dated: May 6, 1999       By        /s/ R. S. Langdon
                           -----------------------------------------
                                       R. S. Langdon
                                       Executive Vice President,
                                       Finance and Administration,
                                       and Chief Financial Officer


                                       The above officer of registrant has
                                       signed this report as its duly authorized representative and as its principal financial officer.