Form 10-Q
period 1999-06-30
EEX CORP
filed 1999-08-05
CIK 1023060

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended June 30, 1999

     OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  [X]     No   [_]

Number of shares of Common Stock of Registrant outstanding as of July 31, 1999:
42,471,069

                        PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                                EEX CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                  Three Months Ended      Six Months Ended
                                       June 30                June 30
                                 --------------------    --------------------
                                   1999        1998        1999        1998
                                 --------    --------    --------    --------
                                    (In thousands except per share amounts)

Revenues:
 Natural gas.................    $ 22,262    $ 32,319    $ 45,288    $ 77,857
 Oil, condensate and natural
  gas liquids................      19,088      22,467      33,808      38,897
 Cogeneration operations.....       2,652       3,500       4,941       5,964
 Other.......................         (19)        275        (499)        356
                                 --------    --------    --------    --------
  Total......................      43,983      58,561      83,538     123,074
                                 --------    --------    --------    --------
Costs and Expenses:
 Production and operating....      10,255      12,467      19,457      23,554
 Exploration.................      32,786      13,932      45,485      26,255
 Depletion, depreciation and
  amortization...............      17,821      24,032      38,291      55,644
 (Gain) Loss on sales of
  property, plant and
  equipment..................        (507)     (1,761)       (511)      4,266
 Cogeneration operations            2,349       2,785       4,539       4,800
 General, administrative and
  other......................       7,790       6,092      13,294      12,817
 Taxes, other than income....         474       3,498       1,975       7,391
                                 --------    --------    --------    --------
  Total......................      70,968      61,045     122,530     134,727
                                 --------    --------    --------    --------

Operating (Loss).............     (26,985)     (2,484)    (38,992)    (11,653)
Other (Expense) - Net........         (97)        (55)       (164)        (14)
Interest Income..............       1,533         271       3,060         362
Interest and Other Financing
 Costs.......................      (4,284)     (4,799)     (8,265)    (10,024)
                                 --------    --------    --------    --------

(Loss) Before Income Taxes...     (29,833)     (7,067)    (44,361)    (21,329)
Income Taxes.................         235         571       1,220       1,572
Minority Interest............           -       2,768           -       6,532
                                 --------    --------    --------    --------
Net (Loss)...................     (30,068)    (10,406)    (45,581)    (29,433)
Preferred Stock Dividends....       3,055           -       5,822           -
                                 --------    --------    --------    --------
Net (Loss) Applicable to
 Common Shareholders.........    $(33,123)   $(10,406)   $(51,403)   $(29,433)
                                 ========    ========    ========    ========

Basic and Diluted Net (Loss)
 Per Share...................      $(0.79)     $(0.25)     $(1.22)     $(0.70)
                                 ========    ========    ========    ========

Weighted Average Shares
 Outstanding.................      42,200      42,214      42,200      42,214
                                 ========    ========    ========    ========

See accompanying notes.

                                EEX CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                                         June 30    December 31
                                                                          1999          1998
                                                                       ----------    ----------
                                                                             (In thousands)
ASSETS
Current Assets:
 Cash and cash equivalents.........................................    $  129,566    $   15,588
 Accounts receivable-trade (net of allowance of $311 and $2,504)...        29,404        42,530
 Other.............................................................        13,625        14,240
                                                                       ----------    ----------
  Total current assets.............................................       172,595        72,358
                                                                       ----------    ----------
Property, Plant and Equipment (at cost):
 Oil and gas properties (successful efforts method)................     1,129,863     1,106,274
 Other.............................................................         7,474        19,998
                                                                       ----------    ----------
  Total............................................................     1,137,337     1,126,272
 Less accumulated depletion, depreciation and amortization.........       696,626       674,887
                                                                       ----------    ----------
  Net property, plant and equipment................................       440,711       451,385
                                                                       ----------    ----------
Deferred Income Tax Assets.........................................        27,826        28,826
Other Assets.......................................................         2,415        12,501
                                                                       ----------    ----------
  Total............................................................    $  643,547    $  565,070
                                                                       ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts payable-trade............................................    $   36,181    $   45,528
 Short-term borrowings.............................................             -             -
 Current portion of capital lease obligations......................        11,110        10,874
 Other.............................................................         2,200         5,190
                                                                       ----------    ----------
  Total current liabilities........................................        49,491        61,592
                                                                       ----------    ----------
Bank Revolving Credit Agreement....................................             -             -
                                                                       ----------    ----------
Capital Lease Obligations..........................................       212,204       222,444
                                                                       ----------    ----------
Other Liabilities..................................................        44,894        46,734
                                                                       ----------    ----------
Shareholders' Equity:
 Preferred stock (10,000 shares authorized; 1,558 and 0 shares
  issued; liquidation preference of $155,822 and $0)...............            16             -
 Common stock ($0.01 par value; 150,000 shares authorized;
  42,475 and 42,387 shares issued).................................           425           424
 Paid in capital...................................................       723,633       569,268
 Retained earnings (deficit).......................................      (386,101)     (334,698)
 Unamortized restricted stock compensation.........................          (527)         (206)
 Treasury stock, at cost (22 shares)...............................          (488)         (488)
                                                                       ----------    ----------
  Total shareholders' equity.......................................       336,958       234,300
                                                                       ----------    ----------
  Total............................................................    $  643,547    $  565,070
                                                                       ==========    ==========

See accompanying notes.

                                EEX CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                           Six Months Ended
                                                                                June 30
                                                                        -------------------------
                                                                          1999             1998
                                                                        --------         --------
                                                                              (In thousands)

OPERATING ACTIVITIES
 Net (loss)......................................................           $(45,581)   $ (29,433)
 Impairment of undeveloped leasehold.............................              2,907            -
 Dry hole cost...................................................             22,174       10,316
 Depletion, depreciation and amortization........................             38,291       55,644
 Deferred income taxes...........................................              1,000            -
 (Gain) Loss on sales of property, plant and equipment...........               (511)       4,266
 Other...........................................................              6,503          302
 Changes in current operating assets and liabilities:
  Accounts receivable............................................             13,865       (1,058)
  Other current assets...........................................                615       (2,975)
  Accounts payable...............................................             (9,349)     (51,035)
  Other current liabilities......................................             (2,990)      (3,507)
                                                                            --------    ---------
  Net cash flows provided by (used in) operating activities......             26,924      (17,480)
                                                                            --------    ---------

INVESTING ACTIVITIES
 Additions to property, plant and equipment......................            (53,527)     (96,134)
 Proceeds from disposition of property, plant and equipment......                  -      236,481
 Other (changes in accruals).....................................                585        8,542
                                                                            --------    ---------
  Net cash flows provided by (used in) investing activities......            (52,942)     148,889
                                                                            --------    ---------

FINANCING ACTIVITIES
 Issuance of preferred stock and common stock warrants...........            150,000            -
 Borrowings under bank revolving credit agreement................             45,000      138,000
 Repayment of borrowings under bank revolving credit agreement...            (45,000)    (155,000)
 Borrowings under short-term financing agreement.................                  -      101,500
 Repayment of borrowings under short-term financing agreement....                  -     (106,500)
 Redemption of minority interest in preferred
  securities of subsidiary.......................................                  -     (100,000)
 Payments of capital lease obligations...........................            (10,004)      (7,667)
                                                                            --------    ---------
  Net cash flows provided by (used in) financing activities......            139,996     (129,667)
                                                                            --------    ---------
Net Increase in Cash and Cash Equivalents........................            113,978        1,742
Cash and Cash Equivalents at Beginning of Period.................             15,588        3,790
                                                                            --------    ---------
Cash and Cash Equivalents at End of Period.......................           $129,566    $   5,532
                                                                            ========    =========


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

    Each share of Preferred Stock has a stated value of $100 and a current dividend rate of 8% per year, payable quarterly. The 8% dividend rate will be adjusted to a market rate, not to exceed 18%, after seven years or the earlier occurrence of certain events including a change of control (as defined in the Agreement). Prior to any adjustment of the dividend rate, the Company may, at the Company's option, accrue dividends or pay them in cash, shares of Preferred Stock or shares of common stock. After any adjustment of the dividend rate, dividends must be paid in cash. The Preferred Stock is entitled to a liquidation preference of $100 per share plus accrued and unpaid dividends. The Preferred Stock may be redeemed, in whole but not in part, by the Company at any time for cash at the stated value plus accrued and unpaid dividends. Until any adjustment of the dividend rate, holders of the Preferred Stock will be entitled to cast an aggregate of eight million votes on matters voted upon by the common stock holders, and to a separate class vote on certain matters affecting the Preferred Stock. EEX has entered into a Registration Rights Agreement to register under the Securities Act of 1933, and maintain the effectiveness of such registration of, the resale of the Preferred Shares, the Warrants and any common stock acquired by the purchaser pursuant to the Warrants. Under the terms of the Agreement, the purchaser has the right to designate a member to the Company's Board of Directors and did so in January 1999. The purchaser may continue the representation on the Company's Board of Directors if certain conditions are maintained. In the event of a Change of Control, as defined in the Agreement, occurring prior to the sixth anniversary of the closing of the transaction, the Purchaser has the right to exchange all or part of the Preferred Stock and Warrants for shares of common stock at the rate of
    18.6047 shares of common stock for each share of Preferred Stock and a proportionate number of

    Warrants, provided that the Company may, under certain circumstances, pay a portion of the exchange in cash. The exercise price of the Warrants and the exchange formula related to a Change of Control may be adjusted upon the occurrence of certain events described in the anti-dilution provisions of the Warrants.

    The Warrants were issued in three series, each exercisable at any time after August 31, 1999 for $12 per share of common stock: (a) Series A Warrants to acquire 10.5 million shares, exercisable for ten years; (b) Series B Warrants to acquire 2.5 million shares, exercisable for seven years, and (c) Series C Warrants to acquire 8 million shares, exercisable for seven years. The Series A and Series B Warrants are exercisable for cash or by utilizing shares of Preferred Stock at the stated value on a gross or net basis. The Series C Warrants will be exercisable only as a stock appreciation right (entitled to receive the cash difference between the exercise price and the market price of the common stock on the trading day prior to the date of exercise) unless the Company, prior to July 30, 2002, elects to allow the Series C Warrants to be exercised for cash or by utilizing shares of Preferred Stock at the stated value on a gross or net basis.

    On June 30, 1999, EEX paid dividends on the Preferred Stock of $3.0 million by issuing 30,554 additional shares of Preferred Stock. On March 31, 1999, EEX paid dividends on the Preferred Stock of $2.8 million by issuing 27,667 additional shares of Preferred Stock.

3. Early in 1998, EEX entered into two forward purchase facilities to repurchase shares of its common stock. EEX has initiated several transactions under these facilities, which allow for settlement, at EEX's option, by physical delivery of the shares to EEX in exchange for cash or on a net basis in either shares of EEX common stock or in cash. For a net basis settlement, to the extent that the market price of EEX's common stock on a settlement date is higher (lower) than the forward purchase price, the net differential is received (paid) by EEX. As of June 30, 1999, transactions under these facilities covered approximately $8.8 million or 796,533 shares of EEX's common stock, with an average forward purchase price of $11.09 per share. If the agreements were settled on a net basis on the June 30, 1999 market price of EEX's common stock ($6.9375 per share), EEX would be obligated to pay approximately $3.3 million in cash or deliver approximately 476,770 shares.

4. EEX is involved in a number of legal and administrative proceedings incident to the ordinary course of its business. In the opinion of management and based on the advice of counsel and current assessment, any liability to EEX relative to these ordinary course proceedings will not have a material adverse effect on EEX's operations or financial condition.

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

    Also, on August 3, 1998, EEX, several of its current and/or former officers and directors, and two additional companies (ENSERCH Corporation and DeGolyer & MacNaughton) were named in a class action lawsuit filed in the Southern District of Texas that was designated as Stan C. Thorne v. EEX Corp., et al ("Thorne"). The Thorne complaint alleged violations of the 34 Act and common law-based negligent misrepresentations and fraud claims.

    On October 5, 1998, the Thorne defendants filed a motion to transfer the Thorne action to the Northern District of Texas. On November 20, 1998, the Thorne action was transferred to the Northern District of Texas and consolidated with the Gracy Fund action.

    On January 22, 1999, plaintiffs filed an amended class action complaint in the consolidated Gracy Fund action against EEX, several of its current and/or former officers and directors and ENSERCH Corporation ("Consolidated Complaint"). The Consolidated Complaint alleges violations of Sections 11, 12(a)(2) and 15 of the 33 Act and violations of Sections 10(b), 14(a) and 20(a) of the 34 Act against various defendants. The Consolidated Complaint alleges the Sections 10(b), 15 and 20(a) claims on behalf of a class of plaintiffs who acquired EEX's stock pursuant to an October 1996 Registration Statement and Proxy/Prospectus ("EEX Subclass").

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

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Certain statements in this report, including statements of EEX's and management's expectations, intentions, plans and beliefs, are "forward-looking statements," within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to certain events, risks and uncertainties that may be outside EEX's control. See "Forward-Looking Statements - Uncertainties and Risks."

RESULTS OF OPERATIONS

For the second quarter of 1999, EEX reported a net loss of $33.1 million ($0.79 per share), versus a net loss of $10.4 million ($0.25 per share) for the same period in 1998. For the six months ended June 30, 1999, EEX reported a net loss of $51.4 million ($1.22 per share), versus a net loss of $29.4 million ($0.70 per share) for the same period in 1998.

QUARTERS ENDED JUNE 30, 1999 AND 1998

For the second quarter of 1999, total revenues were $44.0 million, 25% lower than total revenues in the second quarter of 1998. Natural gas revenues, 31% lower than the year-earlier period, were impacted by both a 6% decrease in average prices and a 27% decrease in production, primarily due to property sales. The average natural gas sales price per thousand cubic feet ("Mcf") was $2.11 in the second quarter of 1999, compared with $2.24 in the same period of 1998. Natural gas production for the second quarter of 1999 was 11 billion cubic feet ("Bcf"), compared with 14 Bcf in the same period of 1998. Oil revenues decreased 15% from the same period in 1998 due to a 26% decrease in production, primarily due to property sales, offset by an increase in average price to $14.91 from $13.05.

Costs and expenses for the second quarter of 1999 were $71.0 million, compared with $61.0 million in 1998. Operating expenses (production and operating, general and administrative and taxes other than income) were $18.5 million in the current quarter, 16% lower than the same period of 1998, primarily as a result of property sales and the favorable impact from cost reduction measures. Exploration expenses for the second quarter of 1999 increased to $32.8 million, compared to $13.9 million for the same period of 1998. The current quarter includes $19.3 million of exploration expenses associated with the George prospect dry hole in Mississippi Canyon Block 442. Depletion, depreciation and amortization for the second quarter of 1999 was $17.8 million, $6.2 million lower than the same period of 1998, primarily due to lower production volumes in 1999 resulting from the impact of dispositions of properties in 1998.

Total interest and other financing costs for the second quarter of 1999, including interest income, minority interest and preferred stock dividends, were $5.9 million, a $1.5 million decrease from the same period of 1998. This decrease was primarily due to increased interest income on the proceeds from the sale of the securities in January 1999, reduced debt and redemption of the outstanding preferred securities of a subsidiary. This decrease was partially offset by the dividends associated with preferred shares.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

For the six months ended June 30, 1999, total revenues were $83.5 million, 32% lower than the year-earlier period. Natural gas revenues, 42% lower than the first six months of 1998, were impacted by both a 14% decrease in average prices and a 33% decrease in production, primarily due to property sales in 1998. The average natural gas sales price per Mcf was $2.03 in the first six months of 1999, compared with $2.35 in the comparable period of 1998. Natural gas production for 1999 was 22 Bcf, compared with 33 Bcf in 1998. Oil revenues decreased 13%, primarily due to a $0.6 million hedging loss for the first six months of 1999, compared to a $3.0 million hedging gain for the same period in 1998.

Costs and expenses were $122.5 million for the six months ended June 30, 1999, compared with $134.7 million in the comparable period of 1998. Operating expenses (production and operating, general and administrative and taxes other than income) were $34.7 million in the first six months of 1999, 21% lower than the comparable period of 1998, primarily as a result of property sales and the favorable impact from cost reduction measures. Exploration expenses increased to $45.5 million for the six months ended June 30, 1999, compared to $26.3 million for the comparable period in 1998. The current period includes $19.3 million of exploration expenses associated with the George prospect dry hole in Mississippi Canyon Block 442. Depletion, depreciation and amortization during the period was $38.3 million, $17.4 million lower than the comparable period of 1998, primarily due to lower production volumes in 1999 resulting from disposition of properties and additional depreciation expense in 1998 associated with the disposition of properties in East Texas.

Total interest and other financing costs for the six months ended June 30, 1999, including interest income, minority interest and preferred stock dividends, were $11.2 million, a $5.0 million decrease from the comparable period of 1998. This decrease was primarily due to increased interest income on the proceeds from the sale of the securities in January 1999, reduced debt and redemption of the outstanding preferred securities of a subsidiary. This decrease was partially offset by the dividends associated with preferred shares.

                                EEX CORPORATION
                      SUMMARY OF SELECTED OPERATING DATA
                      FOR OIL & GAS PRODUCING ACTIVITIES
                                  (UNAUDITED)

                                               Three Months Ended             Six Months Ended
                                                    June 30                       June 30
                                                 --------------               ---------------
                                                 1999      1998               1999       1998
                                                 ----      ----               ----       ----
Sales Volumes
 Natural gas (Bcf)..........................     10.6      14.4               22.2       33.1
 Oil and condensate (MMBbls) (a)............      1.3       1.7                2.6        2.8
  Total volumes (MMBoe) (b).................      3.0       4.1                6.3        8.3

Average Sales Price (c)
 Natural gas (per Mcf)......................   $ 2.11    $ 2.24             $ 2.03     $ 2.35
 Oil and condensate (per Bbl) (a)...........    14.91     13.05              13.02      14.14
  Total product revenue (per Boe) (b).......    13.61     13.30              12.55      14.11

Average Cost and Expenses (per Boe) (b)
 Production and operating (c)...............   $ 3.37    $ 3.03             $ 3.09     $ 2.85
 Exploration................................    10.79      3.38               7.22       3.17
 Depletion, depreciation and amortization...     5.86      5.83               6.08       6.72
 General, administrative and other..........     2.56      1.48               2.11       1.55
 Taxes, other than income...................     0.16      0.85               0.31       0.89

(a) Oil and condensate volumes and average sales price includes amounts for natural gas liquids.
(b) Natural gas is converted to barrels of oil equivalents (Boe) on the basis of six Mcf equals one Boe.
(c) Before related production, severance and ad valorem taxes.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided by operating activities during the six months ended June 30, 1999 were $26.9 million, compared to net cash flows used in operating activities of $17.5 million in the same period of 1998. The increase in operating cash flow was largely due to reduced working capital requirements in 1999.

Net cash flows used in investing activities during the six months ended June 30, 1999 were $52.9 million, compared with net cash flows provided by investing activities of $148.9 million for the same period in 1998. In the first six months of 1998, the Company realized $236.5 million in proceeds from property sales.

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

EEX intends to utilize substantially all of its internally generated cash flows for growth of the business and expects to fund its business plans using available cash flow from operations, proceeds from the issuance of Preferred Stock, asset sales, additional use of public and private equity markets, and borrowings under credit facilities.

EEX has a $350 million revolving credit line with a group of banks that matures on June 27, 2002, of which none was used at June 30, 1999. The revolving credit agreement limits, at all times, total debt, as defined, to the lesser of 60% of capitalization, as defined, or $1 billion, and prohibits liens on property except under certain circumstances. A portion of the funds available under the revolving credit line may be borrowed on a short-term basis at current money market rates.

At June 30, 1999, debt, including both capital and operating leases as defined in loan agreements, represented 40.5% of total capitalization, compared to 50.6% at December 31, 1998.

YEAR 2000 ISSUE

During the first quarter of 1999, EEX completed an inventory, assessment and risk analysis of its Information Technology systems which includes the Company's business and financial software applications, geological and geophysical software applications, operating systems, hardware and the interfaces and interdependencies between these systems. A testing plan has been developed for the Accounting and Human Resources systems software. The Accounting and Human Resources systems software were recently upgraded to versions certified by the vendors to be Year 2000 compliant and testing in accordance with the plan is underway.

An Onshore and Offshore embedded chip inventory, assessment, and risk analysis was also completed. This program found 185 non-compliant and indeterminate components that require replacement or other remediation. Implementation of corrective actions is underway; corrective actions are expected to be substantially completed by the end of the third quarter of 1999.

At the end of the second quarter, adequate responses had been received from 81% of the critical and important external agents (third parties upon whom the Company relies for goods and services in order to conduct its day to day business). Efforts are underway to obtain responses from the remaining external agents.

Contingency plans for each of the three areas above are under development to address the potential impact to the Company where risk has not been adequately minimized. To date, EEX has spent approximately $1.1 million of a budgeted $1.5 million in addressing the Year 2000 issue.

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

RECENT EVENTS

Deepwater Gulf of Mexico -- Mississippi Canyon Block 442 (George, EEX 70%) The George well reached a depth of 22,000 feet in July 1999, and encountered hydrocarbons in non-commercial quantities. The well will be plugged and abandoned. The total cost to EEX associated with this prospect is expected to be approximately $26.9 million, $19.3 million of which has been included in the results of operations in the current quarter. The remainder of the associated cost will be recorded as incurred in the third quarter.

Deepwater Gulf of Mexico -- Garden Banks Block 388 (Cooper, EEX 60%) This field, developed in the shallower depths of Pleistocene sands, began to produce oil and gas in 1995 and has declined rapidly. In June 1999, the remaining producing wells at Cooper were taken offline and plugging and abandonment is currently underway. The Cooper Floating Production System will be relocated during the third quarter to a shipyard for refurbishment.

Deepwater Gulf of Mexico -- Mississippi Canyon Block 620 (Mackerel, EEX 100%) In early July, EEX took delivery of the Global Marine semi-submersible rig, Arctic 1, and began drilling on its Mackerel prospect. This well will test Pliocene aged sands at a depth of approximately 15,000 feet.

FORWARD LOOKING STATEMENTS -- UNCERTAINTIES AND RISKS

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

Offshore Risks--EEX's Gulf of Mexico oil and gas reserves and exploration prospects include properties located in water depths of 20 to greater than 7,000 feet where operations are by their nature more difficult than drilling operations conducted on land in established producing areas. Deepwater drilling and operations require the application of more advanced technologies that involve a higher risk of mechanical failure and can result in significantly higher drilling and operating costs which, in turn, can require greater capital investment than anticipated and materially change the expected future value of offshore development projects. Furthermore, offshore operations require a significant amount of time between the discovery and the time the gas or oil is actually marketed, increasing the market risk involved with such operations.

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

Capital Funding--EEX's access to public or private equity or debt markets may be limited by general conditions in or volatility of the markets or conditions affecting the oil and gas industry. No assurances can be given that the Company will be able to secure funds in these markets when necessary, or that such funds will be obtained on terms favorable to the Company.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the second quarter of 1999, EEX realized a net loss on hedging activities of $1.3 million. The table below provides information about EEX's hedging instruments for natural gas as of June 30, 1999. The Notional Amount is equal to the net volumetric hedge position of EEX during the periods. The fair values of the hedging instruments are based on the difference between the strike price and the New York Mercantile Exchange future prices for the applicable trading month of 1999 and 2000. EEX follows hedge accounting for these positions and accordingly, the fair values presented below, which represent unrealized gains (losses), have not been recognized in the financial statements.

                                     Notional         Average         Fair Value at
                                      Amount        Strike Price      June 30, 1999
                                    (BBtu)(1)     ($ per MMBtu)(2)   ($ in thousands)
                                   ------------   ----------------   ----------------
Natural Gas:
 July 1999 - September 1999.....      1,380              2.00              (503)
 October 1999 - December 1999...        770              2.13              (274)
 January 2000 - March 2000......        455              2.47               (76)
 April 2000 - June 2000.........        455              2.47                67
 July 2000 - September 2000.....        460              2.47                73
 October 2000 - December 2000...        460              2.47               (14)
                                      -----              ----              ----
    Total.......................      3,980                                (727)
                                      =====                                ====

During the second quarter, all subsequent period hedges on crude oil were terminated resulting in a net loss of approximately $0.5 million which will be recognized in income over the remaining period of the original hedge positions. In July 1999, all hedges on natural gas, other than those related to the contractual requirement described below, were terminated at no cost to EEX.

EEX has a contractual requirement to purchase gas for delivery to a co-generation plant in East Texas. The below hedges were placed during the second quarter of 1999 on those delivery volumes and are not included in the above natural gas hedging table. The Notional Amount is equal to the net volumetric position of EEX during the period. The fair values of the hedging instruments are based on the difference between the strike price and the New York Mercantile Exchange future prices for the applicable trading month of 1999 and 2000. EEX follows hedge accounting for these positions and accordingly, the fair values presented below, which represent unrealized gains (losses), have not been recognized in the financial statements.

                                     Notional         Average         Fair Value at
                                      Amount        Strike Price      June 30, 1999
                                    (BBtu)(1)     ($ per MMBtu)(2)   ($ in thousands)
                                   ------------   ----------------   ----------------
Natural Gas:
 July 1999 - September 1999.....      1,380             1.98                529
 October 1999 - December 1999...      1,380             2.19                522
 January 2000 - March 2000......      1,305             2.31                446
 April 2000 - June 2000.........      1,365             2.14                252
 July 2000 - September 2000.....      1,380             2.16                212
 October 2000 - December 2000...      1,380             2.32                254
                                      -----             ----              -----
    Total.......................      8,190                               2,215
                                      =====                               =====

(1)  Billions of British Thermal Units.
(2)  Millions of British Thermal Units.

Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held on May 18, 1999, the shareholders (a) elected two directors for terms expiring at the annual meeting in 2002; (b) approved certain conversion rights contained in warrants issued by the Company;
(c) approved the Company's Amended and Restated 1998 Stock Incentive Plan; and
(d) ratified the appointment of Ernst & Young LLP as Independent Auditors for fiscal year 1999. In addition to the two directors elected at the meeting, T. M Hamilton, B. A. Bridgewater, Jr., M. P. Mallardi, and F. M. Lowther continue their respective terms of office after the meeting. Below is the result of the vote.

     Election of Directors:
                                              Withheld          Abstentions and
     Name                    For              From Vote         Broker Nonvotes
     ----                    ---              ---------         ---------------

     F. S. Addy          45,537,218            341,899                 0
     H. H. Newman        45,533,995            345,122                 0

     Approval of certain conversion rights contained in warrants previously issued by the Company:

                                             Abstentions and
     For                   Against           Broker Nonvotes
     ---                   -------           ---------------

     37,560,688            593,664               7,724,765

     Approval of the Company's Amended and Restated 1998 Stock Incentive Plan:

                                             Abstentions and
     For                   Against           Broker Nonvotes
     ---                   -------           ---------------
     29,540,633          8,631,246               7,644,238

     Appointment of Ernst & Young LLP as Independent Auditors:

                                             Abstentions and
     For                   Against           Broker Nonvotes
     ---                   -------           ---------------
     45,789,996             45,162                  43,959

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             EXHIBIT (27) - Financial Data Schedule

         (b) Reports on Form 8-K

     Current Report on Form 8-K filed April 13, 1999 and dated March 30, 1999. (News release dated March 30, 1999: EEX suspends drilling on appraisal well at Llano.)

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       EEX CORPORATION
                                       (Registrant)



Dated: August 5, 1999    By          /s/R. S. Langdon
                           -----------------------------------------
                                       R. S. Langdon
                                       Executive Vice President,
                                       Finance and Administration,
                                       and Chief Financial Officer



                                       The above officer of registrant has
                                       signed this report as its duly authorized representative and as its principal financial officer.