Form 10-Q
period 1999-09-30
EEX CORP
filed 1999-11-12
CIK 1023060

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended September 30, 1999

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

Yes  [X]    No [_]

Number of shares of Common Stock of Registrant outstanding as of October 31, 1999: 42,471,069

                         PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements



                                EEX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                    Three Months Ended         Nine Months Ended
                                       September 30              September 30
                                ------------------------   ----------------------
                                     1999         1998        1999        1998
                                ------------   ---------   ---------    --------
                                    (In thousands, except per share amounts)
Revenues:
 Natural gas.................       $24,349    $ 22,913    $ 69,637     $100,770
 Oil, condensate and natural
  gas liquids................        24,141      18,909      57,949       57,806
 Cogeneration operations.....         1,545       4,159       6,486       10,123
 Other.......................            52         342        (447)         698
                                    -------    --------    --------     --------
  Total......................        50,087      46,323     133,625      169,397
                                    -------    --------    --------     --------
Costs and Expenses:
 Production and operating....         9,352      11,941      28,809       35,495
 Exploration.................         9,537      11,345      55,022       37,600
 Depletion, depreciation and
  amortization...............        16,428      21,771      54,719       77,415
 (Gain) Loss on sales of
  property, plant and
  equipment..................          (747)     (3,000)     (1,258)       1,266
  Cogeneration operations....         1,566       2,879       6,105        7,679
 General, administrative and
  other......................         7,104       6,240      20,398       19,057
 Taxes, other than income....         1,424       2,245       3,399        9,636
                                    -------    --------    --------     --------
  Total......................        44,664      53,421     167,194      188,148
                                    -------    --------    --------     --------
Operating Income (Loss)......         5,423      (7,098)    (33,569)     (18,751)
Other Income - Net...........           221          73          57           59
Interest Income..............         1,324          12       4,384          374
Interest and Other Financing
 Costs.......................        (4,442)     (4,138)    (12,707)     (14,162)
                                    -------    --------    --------     --------
Income (Loss) Before Income
 Taxes.......................         2,526     (11,151)    (41,835)     (32,480)
Income Taxes (Benefit).......         1,067      (5,699)      2,287       (4,127)
Minority Interest............             -           -           -        6,532
                                    -------    --------    --------     --------
Net Income (Loss)............         1,459      (5,452)    (44,122)     (34,885)
Preferred Stock Dividends....         3,116           -       8,938            -
                                    -------    --------    --------     --------
Net (Loss) Applicable to
 Common Shareholders.........       $(1,657)   $ (5,452)   $(53,060)    $(34,885)
                                    =======    ========    ========     ========

Basic and Diluted Net (Loss)
 Per Share...................        $(0.04)     $(0.13)     $(1.26)      $(0.83)
                                    =======    ========    ========     ========

Weighted Average Shares
 Outstanding.................        42,200      42,205      42,200       42,211
                                    =======    ========    ========     ========

See accompanying notes.

                                EEX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)



                                                                        September 30    December 31
                                                                            1999            1998
                                                                        -------------   ------------
                                                                               (In thousands)
ASSETS
Current Assets:
 Cash and cash equivalents...........................................     $   97,583     $   15,588
 Accounts receivable-trade (net of allowance of $1,189 and $2,504)...         25,872         42,530
 Other...............................................................         14,489         14,240
                                                                          ----------     ----------
    Total current assets.............................................        137,944         72,358
                                                                          ----------     ----------
Property, Plant and Equipment (at cost):
 Oil and gas properties (successful efforts method)..................      1,062,384      1,106,274
 Other...............................................................          8,004         19,998
                                                                          ----------     ----------
    Total............................................................      1,070,388      1,126,272
 Less accumulated depletion, depreciation and amortization...........        597,970        674,887
                                                                          ----------     ----------
    Net property, plant and equipment................................        472,418        451,385
                                                                          ----------     ----------
Deferred Income Tax Assets...........................................         26,442         28,826
Other Assets.........................................................          4,604         12,501
                                                                          ----------     ----------
    Total............................................................     $  641,408     $  565,070
                                                                          ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts payable-trade..............................................     $   42,850     $   45,528
 Short-term borrowings...............................................              -              -
 Current portion of capital lease obligations........................         17,248         10,874
 Other...............................................................          2,498          5,190
                                                                          ----------     ----------
    Total current liabilities........................................         62,596         61,592
                                                                          ----------     ----------
Bank Revolving Credit Agreement......................................              -              -
                                                                          ----------     ----------
Capital Lease Obligations............................................        205,634        222,444
                                                                          ----------     ----------
Other Liabilities....................................................         34,675         46,734
                                                                          ----------     ----------
Shareholders' Equity:
 Preferred stock (10,000 shares authorized; 1,589 and 0 shares
    issued; liquidation preference of $158,938 and $0)...............             16              -
 Common stock ($0.01 par value; 150,000 shares authorized;
    42,476 and 42,387 shares issued).................................            425            424
 Paid in capital.....................................................        726,749        569,268
 Retained earnings (deficit).........................................       (387,894)      (334,698)
 Unamortized restricted stock compensation...........................           (482)          (206)
 Treasury stock, at cost (14 and 22 shares)..........................           (311)          (488)
                                                                          ----------     ----------
    Total shareholders' equity.......................................        338,503        234,300
                                                                          ----------     ----------
    Total............................................................     $  641,408     $  565,070
                                                                          ==========     ==========

See accompanying notes.

                                EEX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                                            Nine Months Ended
                                                                               September 30
                                                                    --------------------------------
                                                                           1999             1998
                                                                    ------------------   ----------
                                                                            (In thousands)
OPERATING ACTIVITIES
 Net (loss)......................................................           $ (44,122)   $ (34,885)
 Impairment of undeveloped leasehold.............................               2,907            -
 Dry hole cost...................................................              27,625       17,445
 Depletion, depreciation and amortization........................              54,719       77,415
 Deferred income taxes (benefit).................................               2,384       (8,678)
 (Gain) Loss on sales of property, plant and equipment...........              (1,258)       1,266
 Other...........................................................              (4,309)       4,279
 Changes in current operating assets and liabilities:
  Accounts receivable............................................              16,658       17,299
  Other current assets...........................................                (249)      (3,685)
  Accounts payable...............................................             (12,987)     (70,319)
  Other current liabilities......................................              (2,692)      (4,691)
                                                                            ---------    ---------
  Net cash flows provided by (used in) operating activities......              38,676       (4,554)
                                                                            ---------    ---------
INVESTING ACTIVITIES
 Additions to property, plant and equipment......................            (106,554)    (118,133)
 Proceeds from disposition of property, plant and equipment......                   -      236,148
 Other (changes in accruals).....................................              10,309        9,485
                                                                            ---------    ---------
  Net cash flows provided by (used in) investing activities......             (96,245)     127,500
                                                                            ---------    ---------
FINANCING ACTIVITIES
 Issuance of preferred stock and common stock warrants...........             150,000            -
 Borrowings under bank revolving credit agreement................              80,000      160,000
 Repayment of borrowings under bank revolving credit agreement...             (80,000)    (155,000)
 Borrowings under short-term financing agreement.................               2,000      167,764
 Repayment of borrowings under short-term financing agreement....              (2,000)    (172,764)
 Redemption of minority interest in preferred
  securities of subsidiary.......................................                   -     (100,000)
 Payments of capital lease obligations...........................             (10,436)      (8,040)
                                                                            ---------    ---------
  Net cash flows provided by (used in) financing activities......             139,564     (108,040)
                                                                            ---------    ---------
Net Increase in Cash and Cash Equivalents........................              81,995       14,906
Cash and Cash Equivalents at Beginning of Period.................              15,588        3,790
                                                                            ---------    ---------
Cash and Cash Equivalents at End of Period.......................           $  97,583    $  18,696
                                                                            =========    =========

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

   EEX paid dividends on the Preferred Stock as follows:

                                                   Amount of Dividends                     Number of Preferred
              Date                                   ($ in millions)                          Shares Issued
---------------------------------         ---------------------------------          -----------------------------
September 30, 1999                                       3.1                                 31,164
June 30, 1999                                            3.0                                 30,554
March 31, 1999                                           2.8                                 27,667

3. Early in 1998, EEX entered into two forward purchase facilities to repurchase shares of its common stock. EEX has initiated several transactions under these facilities, which allow for settlement, at EEX's option, by physical delivery of the shares to EEX in exchange for cash or on a net basis in either shares of EEX common stock or in cash. For a net basis settlement, to the extent that the market price of EEX's common stock on a settlement date is higher (lower) than the forward purchase price, the net differential is received (paid) by EEX. As of September 30, 1999, transactions under these facilities covered approximately $8.9 million or 796,533 shares of EEX's common stock, with an average forward purchase price of $11.17 per share. If the agreements were settled on a net basis on the September 30, 1999 market price of EEX's common stock ($2.9375 per share), EEX would be obligated to pay approximately $6.55 million in cash or deliver approximately 2,231,378 shares. Under the terms of one of the facilities, EEX will deposit in a cash collateral account up to $5.0 million during the fourth quarter 1999, and may be required to settle the transactions prior to the expiration dates of August and September 2000.

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

RESULTS OF OPERATIONS

For the third quarter of 1999, EEX reported a net loss of $1.7 million ($0.04 per share), versus a net loss of $5.5 million ($0.13 per share) for the same
period in 1998.   For the nine months ended September 30, 1999, EEX reported a net loss of $53.1 million ($1.26 per share), versus a net loss of $34.9 million ($0.83 per share) for the same period in 1998.

QUARTERS ENDED SEPTEMBER 30, 1999 AND 1998

For the third quarter of 1999, total revenues were $50.1 million, 8% higher than total revenues in the third quarter of 1998. Natural gas revenues, 6% higher than the year-earlier period, were impacted by an 18% increase in average prices and a 10% decrease in production. The decrease in production is primarily due to property sales and production decline. The average natural gas sales price per thousand cubic feet ("Mcf") was $2.44 in the third quarter of 1999, compared with $2.06 in the same period of 1998. Natural gas production for the third quarter of 1999 was 10 billion cubic feet ("Bcf"), compared with 11 Bcf in the same period of 1998. Oil revenues increased 28% from the same period in 1998 due to an increase in average price to $19.93 from $12.53, offset by a 20% decrease in production, primarily due to property sales.

Costs and expenses for the third quarter of 1999 were $44.7 million, compared with $53.4 million in 1998. Operating expenses (production and operating, general and administrative and taxes other than income) were $17.9 million in the current quarter, 12% lower than the same period of 1998, primarily as a result of property sales and the abandonment of the Cooper field. Exploration expenses for the third quarter of 1999 decreased to $9.5 million, compared to $11.3 million for the same period of 1998. The current quarter includes $4.7 million of exploration expenses associated with the George prospect in Mississippi Canyon Block 442 that was determined to be a dry hole in July 1999. Depletion, depreciation and amortization for the third quarter of 1999 was $16.4 million, $5.3 million lower than the same period of 1998, primarily due to lower production volumes in 1999 resulting from the impact of dispositions of properties in 1998. In addition, during the current period no depreciation was taken on the pipelines and the shallow water facility which had previously serviced the production from the Cooper field.

Total interest and other financing costs for the third quarter of 1999, including interest income, preferred stock dividends and other income, were $6.0 million, a $2.0 million increase from the same period of 1998. This increase was primarily due to the dividends associated with the preferred shares, partially offset by increased interest income.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

For the nine months ended September 30, 1999, total revenues were $133.6 million, 21% lower than the year-earlier period. Natural gas revenues, 31% lower than the first nine months of 1998, were impacted by a 5% decrease in average prices and a 27% decrease in production. The decrease in production is primarily due to property sales in 1998 and production decline. The average natural gas sales price per Mcf was $2.16 in the first nine months of 1999, compared with $2.28 in the comparable period of 1998. Natural gas production for 1999 was 32 Bcf, compared with 44 Bcf in 1998. Oil revenues remained constant from the same period in 1998. A 22% increase in unhedged prices was offset by a $1.1 million hedging loss for the first nine months of 1999, compared to a $3.7 million hedging gain for the same period in 1998.

Costs and expenses were $167.2 million for the nine months ended September 30, 1999, compared with $188.1 million in the comparable period of 1998. Operating expenses (production and operating, general and administrative and taxes other than income) were $52.6 million in the first nine months of 1999, 18% lower than the comparable period of 1998, primarily as a result of property sales and the favorable impact from cost reduction measures. Exploration expenses increased to $55.0 million for the nine months ended September 30, 1999, compared to $37.6 million for the comparable period in 1998. The current period includes $24.0 million of exploration expenses associated with the George prospect dry hole in Mississippi Canyon Block 442. Depletion, depreciation and amortization during the period was $54.7 million, $22.7 million lower than the comparable period of 1998, primarily due to lower production volumes in 1999 resulting from disposition of properties and additional depreciation expense in 1998 associated with the disposition of properties in East Texas.

Total interest and other financing costs for the nine months ended September 30, 1999, including interest income, minority interest, preferred stock dividends and other income, were $17.2 million, a $3.1 million decrease from the comparable period of 1998. This decrease was primarily due to increased interest income, reduced debt and redemption of the outstanding preferred securities of a subsidiary. This decrease was partially offset by the dividends associated with preferred shares.

                                EEX CORPORATION
                       SUMMARY OF SELECTED OPERATING DATA
                       FOR OIL & GAS PRODUCING ACTIVITIES
                                  (UNAUDITED)


                                                 Three Months       Nine Months
                                                    Ended              Ended
                                                 September 30       September 30
                                               ---------------   -------------------
                                                1999     1998     1999       1998
                                               ------   ------   ------   ----------
Sales Volumes
 Natural gas (Bcf)..........................     10.0     11.1     32.2        44.3
 Oil and condensate (MMBbls) (a)............      1.2      1.5      3.8         4.3
    Total volumes (MMBoe) (b)...............      2.9      3.4      9.2        11.6

Average Sales Price (c)
 Natural gas (per Mcf)......................   $ 2.44   $ 2.06   $ 2.16      $ 2.28
 Oil and condensate (per Bbl) (a)...........    19.93    12.53    15.22       13.57
    Total product revenue (per Boe) (b).....    16.88    12.44    13.90       13.63

Average Cost and Expenses (per Boe) (b)
 Production and operating (d)...............   $ 3.26   $ 3.55   $ 3.14      $ 3.05
 Exploration................................     3.32     3.38     6.00        3.23
 Depletion, depreciation and amortization...     5.72     6.48     5.96        6.65
 General, administrative and other..........     2.47     1.86     2.22        1.64
 Taxes, other than income...................     0.50     0.67     0.37        0.83

(a) Oil and condensate volumes and average sales price includes amounts for natural gas liquids.
(b) Natural gas is converted to barrels of oil equivalents (Boe) on the basis of six Mcf equals one Boe.
(c)  Includes the effects of hedging.
(d)  Before related production, severance and ad valorem taxes.



LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided by operating activities during the nine months ended September 30, 1999 were $38.7 million, compared to net cash flows used in operating activities of $4.6 million in the same period of 1998. The increase in operating cash flow was largely due to reduced working capital.

Net cash flows used in investing activities during the nine months ended September 30, 1999 were $96.2 million, compared with net cash flows provided by investing activities of $127.5 million for the same period in 1998. In the first nine months of 1998, the Company realized $236.1 million in proceeds from property sales.

In December 1998, EEX entered into a Purchase Agreement under which the Company received $150 million and issued to the purchaser 1,500,000 shares of Series B 8% Cumulative Perpetual Preferred Stock and Warrants to acquire 21 million shares of the Company's common stock on January 8, 1999.

EEX intends to utilize substantially all of its internally generated cash flows for growth of the business and expects to fund its business plans using available cash flow from operations, proceeds from the issuance of Preferred Stock, asset sales, additional use of public and private equity markets, and borrowings under credit facilities.

EEX has a $350 million revolving credit line with a group of banks that matures on June 27, 2002, of which none was used at September 30, 1999. The revolving credit agreement limits, at all times, total debt, as defined, to the lesser of 60% of capitalization, as defined, or $1 billion, and prohibits liens on property except under certain circumstances. A portion of the funds available under the revolving credit line may be borrowed on a short-term basis at current money market rates.

At September 30, 1999, debt, including both capital and operating leases as defined in loan agreements, represented 40.3% of total capitalization, compared to 50.6% at December 31, 1998.

EEX plans to initially finance the Tesoro acquisition (see "Recent Events" below) through a combination of cash on hand and borrowings under the revolving credit line. EEX is pursuing other financing options and asset sales to refinance this acquisition.

YEAR 2000 ISSUE

EEX has completed an inventory, assessment and risk analysis of its Information Technology systems which include the Company's business and financial software applications, geological and geophysical software applications, operating systems, hardware and the interfaces and interdependencies between these systems. The Accounting and Human Resources systems software have been upgraded to versions certified by the vendors to be Year 2000 compliant and testing in accordance with EEX's plan has been successfully completed.

An Onshore and Offshore embedded chip inventory, assessment, and risk analysis has been completed. This program found 185 non-compliant and indeterminate components that require replacement or other remediation. Implementation of corrective actions is complete.

The Company assessed the Year 2000 readiness status of external agents upon whom it relies for goods and services in order to conduct its day to day business. Where external agents have not demonstrated Year 2000 readiness, alternative vendors and suppliers have been identified.

Contingency plans for each of the three areas above are being completed to address the potential impact to the Company where risk may not have been adequately minimized. To date, EEX has spent approximately $1.3 million of a budgeted $1.5 million in addressing the Year 2000 issue.

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

RECENT EVENTS

Tesoro Acquisition - On October 8, 1999, EEX Operating LLC ("Buyer"), a wholly-owned subsidiary of the Company, entered into a Stock Purchase Agreement (the "Agreement")with Tesoro Petroleum Corporation and Tesoro Gas Resources Company, Inc., as Seller, for the purchase of all of the issued and outstanding stock of Tesoro Exploration and Production Company ("E&P") and Tesoro Reserves Company ("Reserves") (together, the "Acquired Companies") and all of Seller's interest in Tesoro E&P Company, L.P. ("E&P L.P."). E&P is the general partner of E&P L.P. and owns a 1% interest; Reserves is the limited partner of E&P L.P. and owns a 99% interest. E&P L.P. owns U.S. domestic properties located principally in South Texas and the Gulf Coast. The properties are primarily natural gas fields that currently produce an approximate daily net amount of 80 million cubic feet of gas equivalent. The transaction does not include the international oil and gas and certain pipeline assets that are owned by other subsidiaries of Tesoro. The purchase price is $216 million cash and the effective date of the sale is July 1, 1999. The Company guaranties certain of the Buyer's obligations.

The Agreement contains representations and warranties of Seller and Buyer customary for transactions of this nature. Seller will retain, and indemnify Buyer for, any liabilities of the Acquired Companies and E&P L.P. that are (i) not related to the assets of E&P L.P., (ii) for income taxes prior to the closing, and (iii) related to contingent royalty obligations for periods prior to the closing. Buyer will assume, and indemnify Seller for, all other liabilities of the Acquired Companies and E&P L.P. The Buyer will conduct due diligence reviews of corporate, financial, title and environmental matters. If material defects are discovered, certain adjustments of the purchase price may be made. If the value of uncured defects or uninsured casualty losses after the effective date exceed 10% of the purchase price, either party may terminate the Agreement. The Agreement is subject to customary conditions to closing, including obtaining any necessary governmental and third party consents.
Subject to the satisfaction or waiver of the conditions, closing is expected to occur on December 14, 1999.

Deepwater Gulf of Mexico - Garden Banks Block 386 (Llano, EEX 30%)--The Glomar-Artic 1 semi-submersible rig moved into the Garden Banks area and began drilling the second appraisal well at Llano on October 3, 1999. This well, Llano #3, is located approximately one mile northwest of the discovery well and will test the western extent of this reservoir and is expected to be drilled to approximately 26,000 feet into the Lower Pliocene and Miocene sands encountered in the discovery well.

Deepwater Gulf of Mexico - Mississippi Canyon Block 620 (Mackerel, EEX 100%)-- The Mackerel well which had an original target depth of 15,000 feet was drilled to an approximate depth of 11,000 feet in September 1999. Drilling was temporarily suspended in order to conduct additional seismic and geological evaluations and the rig was moved off location. As part of the evaluation process, EEX will examine the feasibility of re-entering the well to complete the drilling program. The additional evaluations are expected to be completed during January 2000. Upon completion of these evaluations, management may order further, detailed processing of the data or immediately finalize its drilling program which could include (1) continuing to drill to the target depth,
(2)sidetracking the well to a new bottom hole target location, or (3) abandoning the well. The cost of this well incurred to date is $19.9 million (100% EEX).

Deepwater Gulf of Mexico - Mississippi Canyon Block 442 (George, EEX 70%)--The George well reached a depth of 22,000 feet in July 1999, and encountered hydrocarbons in non-commercial quantities. The well was plugged and abandoned during the third quarter. The total cost to EEX associated with this prospect is approximately $24.0 million, $19.3 million of which has been included in the results of operations in the second quarter and the remaining $4.7 million has been included in the results of operations in the third quarter of 1999.

FORWARD-LOOKING STATEMENTS -- UNCERTAINTIES AND RISKS

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

Exploration Risk--Exploration for oil and gas in the Deepwater Gulf of Mexico and unexplored frontier areas has inherent and historically high risk. EEX is focusing on exploration opportunities in offshore and international areas which will increase associated exploration risk. Future reserve increases and production will be dependent on EEX's success in these exploration efforts and no assurances can be given of such success. Exploration may involve unprofitable efforts, not only with respect to dry wells, but also with respect to wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs.

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

International Operations--EEX's interests in properties in countries outside the United States are subject to the various risks inherent in foreign operations. These risks may include, among other things, property and equipment as a result of expropriation, nationalization, war, insurrection and other political risks, risks of increases in taxes and governmental royalties, renegotiations of contracts with governmental entities, changes in laws and policies governing operations of foreign-based companies and other uncertainties arising out of foreign government sovereignty over the Company's international operations. The Company's international operations may also be adversely affected by laws and policies of the United States affecting foreign trade, taxation and investment. In addition, in the event of a dispute arising from foreign operations, the Company may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of the courts of the United States.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the third quarter of 1999, EEX realized a total net loss on hedging activities of $0.8 million. The total net hedging loss includes a loss of $1.7 million related to hedging activities excluding the hedging gain of $0.9 million associated with the contractual requirement to purchase gas for delivery to a co-generation plant in East Texas. The table below provides information about EEX's hedging instruments as of September 30, 1999. The Notional Amount is equal to the net volumetric hedge position of EEX during the periods. The fair values of the hedging instruments are based on the difference between the strike price and the New York Mercantile Exchange future prices for the applicable trading months. In addition, with the recent acquisition of Tesoro, EEX has hedged over 90% of the estimated proved developed reserves to be acquired from Tesoro for the period January 2000 through December 2004 at an average price of $2.64 per MMBtu. This amounts to approximately 61 Bcf of reserves. EEX follows hedge accounting for these positions and accordingly, the fair values presented below, which represent unrealized gains (losses), have not been recognized in the financial statements.


                                    Notional         Average           Fair Value at
                                     Amount       Strike Price      September 30, 1999
                                   (BBtu) (1)   ($ per MMBtu) (2)    ($ in thousands)
                                   ----------   -----------------   -------------------
Natural Gas:
 October 1999 - December 1999...       4,455                2.73                  (124)
 January 2000 - March 2000......       7,371                2.85                    96
 April 2000 - June 2000.........       7,007                2.49                  (245)
 July 2000 - September 2000.....       6,900                2.56                   (18)
 October 2000 - December 2000...       6,716                2.71                  (175)
 January 2001 - March 2001......       2,100                2.76                    (5)
 April 2001 - June 2001.........       2,110                2.49                   (16)
 July 2001 - September 2001.....       2,120                2.50                   (21)
 October 2001 - December 2001...       2,120                2.69                    (5)
 January 2002 - March 2002......       1,200                2.74                   (23)
 April 2002 - June 2002.........       1,200                2.51                   (16)
 July 2002 - September 2002.....       1,200                2.51                   (28)
 October 2002 - December 2002...       1,200                2.69                   (10)
 January 2003 - March 2003......       1,650                2.76                   (12)
 April 2003 - June 2003.........       1,650                2.54                   (12)
 July 2003 - September 2003.....       1,650                2.54                   (12)
 October 2003 - December 2003...       1,650                2.72                   (12)
 January 2004 - March 2004......       1,650                2.80                   (12)
 April 2004 - June 2004.........       1,650                2.58                   (12)
 July 2004 - September 2004.....       1,650                2.57                   (12)
 October 2004 - December 2004...       1,650                2.76                   (12)
                                      ------                ----                  ----
   Total........................      58,899                                      (686)
                                      ======                                      ====

EEX enacted crude oil hedges during the third quarter of 1999. The table below provides information about these instruments:

                                    Notional                Average         Fair Value at
                                     Amount              Strike Price    September 30, 1999
                                    (MBbls) (3)          ($ per Bbl)      ($ in thousands)
                                   ----------            ------------    ------------------
                                                         Floor   Ceiling
                                                         -----   -------
Crude Oil:
 October 1999 - December 1999...       92                18.86   22.05         (174)

EEX has a contractual requirement to purchase gas for delivery to a co-generation plant in East Texas. These volumes are not included in the above natural gas hedging table. The Notional Amount is equal to the net volumetric position of EEX during the period. The fair values of the hedging instruments are based on the difference between the strike price and the New York Mercantile Exchange future prices for the applicable trading month of 1999 and 2000. EEX follows hedge accounting for these positions and accordingly, the fair values presented below, which represent unrealized gains (losses), have not been recognized in the financial statements.

                                    Notional         Average           Fair Value at
                                     Amount       Strike Price      September 30, 1999
                                   (BBtu) (1)   ($ per MMBtu) (2)    ($ in thousands)
                                   ----------   -----------------   -------------------
Natural Gas:
 October 1999 - December 1999...       1,380                2.18                   816
 January 2000 - March 2000......       1,365                2.31                   720
 April 2000 - June 2000.........       1,365                2.14                   524
 July 2000 - September 2000.....       1,380                2.16                   541
 October 2000 - December 2000...       1,380                2.32                   582
                                       -----                                     -----
   Total........................       6,870                                     3,183
                                       =====                                     =====


(1)  Billions of British Thermal Units.
(2)  Millions of British Thermal Units.
(3)  Thousands of Barrels

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     EXHIBIT 10.1 - Stock Purchase Agreement dated as of October 8, 1999 by and between Tesoro Petroleum Corporation and Tesoro Gas Resources Company, Inc., as Seller, and EEX Operating LLC, as Buyer

     EXHIBIT 27.1 - Financial Data Schedule

(b)  Reports on Form 8-K

     Current Report on Form 8-K dated September 22, 1999. (News release dated September 22, 1999: EEX temporarily suspends Mackerel drilling; rig moves to Llano appraisal well.)

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       EEX CORPORATION
                                       (Registrant)



Dated: November 12, 1999         By  /s/ R. S. Langdon
                                     -------------------------------
                                       R. S. Langdon
                                       Executive Vice President,
                                       Finance and Administration,
                                       and Chief Financial Officer



                                       The above officer of registrant has
                                       signed this report as its duly authorized representative and as its principal financial officer.

                                 EXHIBIT INDEX


Exhibit
Number         Description
------         -----------

10.1 Stock Purchase Agreement dated as of October 8, 1999 by and between Tesoro Petroleum Corporation and Tesoro Gas Resources Company, Inc., as Seller, and EEX Operating LLC, as Buyer

27.1           Financial Data Schedule