Form 10-K405
period 1999-12-31
EEX CORP
filed 2000-03-15
CIK 1023060

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

[X]Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934 (fee required) for the fiscal year ended December 31, 1999 or

[_]Transition report pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934 (no fee required) for the transition period from to

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

                                     NONE

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Aggregate market value of the outstanding shares of Common Stock of the Registrant, based upon the closing price of the shares on the New York Stock Exchange on such date, held by nonaffiliates of the Registrant as of March 1, 2000: $99,970,174.

  Shares of the Registrant's Common Stock outstanding as of March 1, 2000:
42,755,871 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to the Registrant's definitive proxy statement for the 2000 annual meeting of shareholders.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-K

                                 ANNUAL REPORT
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS

                                                                                                  Page
                                                                                                  ----
                                                  PART I
ITEM 1.   Business...............................................................................   3
            General..............................................................................   3
            History..............................................................................   3
            Strategy.............................................................................   3
            U.S. Exploration and Development--Offshore...........................................   4
            U.S. Exploration and Development--Onshore............................................   6
            International Exploration and Development............................................   6
            Plant Operations Business............................................................   6
            Sales of Natural Gas and Crude Oil...................................................   7
            Competition..........................................................................   7
            Government Regulation................................................................   7
            Employees............................................................................   9
            Offices..............................................................................   9
            Forward-Looking Statements--Uncertainties and Risks..................................  10
ITEM 2.   Properties.............................................................................  12
ITEM 3.   Legal Proceedings......................................................................  14
ITEM 4.   Submission of Matters to a Vote of Security Holders....................................  15

                                                  PART II

ITEM 5.   Market for Registrant's Common Equity and Related Stockholder Matters..................  15
ITEM 6.   Selected Financial and Operating Data..................................................  16
ITEM 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..  18
            Results of Operations................................................................  18
            Liquidity and Capital Resources......................................................  20
            Other Matters........................................................................  22
ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.............................  24
ITEM 8.   Financial Statements and Supplementary Data............................................  27
ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  56

                                                 PART III

ITEM 10.  Directors and Executive Officers of the Registrant.....................................  56
ITEM 11.  Executive Compensation.................................................................  56
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.........................  56
ITEM 13.  Certain Relationships and Related Transactions.........................................  56

                                                  PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K........................  56

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

History

  Until August 1997, the oil and gas exploration and production business of EEX was conducted, historically, through subsidiary and affiliate entities of ENSERCH Corporation ("ENSERCH"). From 1985 to 1994, the business was conducted primarily through Enserch Exploration Partners, Ltd. ("EP"), a limited partnership. At year-end 1994, EP and its affiliates were reorganized into a Texas corporation, Enserch Exploration, Inc. ("Old EEI"), of which ENSERCH owned approximately 99%. The publicly-owned interest in Old EEI increased to approximately 17% in September 1995.

  The current corporate entity that is EEX was organized in the State of Texas in 1992 as a wholly-owned subsidiary of ENSERCH. It conducted the Plant Operations Business of ENSERCH under the name of Lone Star Energy Plant Operations, Inc. ("LSEPO").

  In 1997, pursuant to a merger agreement between Texas Utilities Company and ENSERCH, Old EEI was first merged into LSEPO, with LSEPO being the surviving company ("Merger"). In the Merger, LSEPO changed its name to Enserch Exploration, Inc. ("EEI"). ENSERCH then distributed its entire 83% ownership interest in EEI pro rata to its shareholders in a tax-free distribution ("Distribution"). The Merger and the Distribution were each effective on August 5, 1997. On December 19, 1997, EEI changed its name to EEX Corporation.

Strategy

  The transition to independent status in 1997, coupled with the engagement of a new senior management team, resulted in a significant restructuring of the Company's assets, operations and strategy in 1997 and 1998. In 1999, the Company acquired the domestic exploration and production operations of Tesoro Petroleum Corporation. This acquisition supplements existing production, lengthens average reserve life, provides reinvestment opportunities in faster payback projects and results in a stronger foundation to pursue exploration potential in the Deepwater Gulf of Mexico. The Company's strategy is intended to provide reserve and production growth and improved investment and operating efficiency. The major elements of this strategy are:

  Explore EEX's Deepwater Gulf of Mexico Lease Portfolio--EEX separates its Gulf of Mexico activities into two major areas: the Continental Shelf ("Shelf") for water depths up to 600 feet and the deepwater Gulf of Mexico ("Deepwater") for water depths typically in excess of 600 feet (a majority of the Deepwater blocks held by EEX fall in water depths between 1,500 and 3,500 feet). Areas where water depths are in excess of 5,000 feet are often referred to as "Ultra-deep." During early 1997, the EEX focus in the Deepwater Gulf of Mexico shifted from the shallower Pleistocene play to the deeper Pliocene and Miocene plays where significant reserve potential has been confirmed by industry activity. Through application of geologic and geophysical models, the Company believes that potential reserves under its current leasehold interests may provide the basis for significant long-term production growth. To reduce the financial risk associated with dry holes and to accelerate the drilling program, a joint venture was formed with Enterprise Oil PLC ("Enterprise") in 1997. This joint venture provides that Enterprise will fund a portion of EEX's share of exploratory well costs and certain appraisal and development costs in return for one-half of EEX's working interest in 78 Deepwater leases. EEX plans to pursue additional joint venture arrangements in the future to reduce its financial risk and may acquire additional leases as part of its Deepwater strategy. The Company has experienced significantly higher cost than planned to drill exploration and appraisal wells and is focused on improving drilling efficiency. To date, the Company has not demonstrated the economic viability of its sole announced Deepwater discovery, Llano, nor does it have any proved reserves associated with its Deepwater exploration program.

  Realize Value from the Cooper Floating Production System ("FPS") and Pipelines--The Company owns a 60% interest in the FPS and two associated pipelines and other supporting facilities ("Pipelines"). The FPS is a combination Deepwater drilling rig and processing facility capable of simultaneous drilling and production operations. The facility is capable of processing approximately 40,000 barrels of oil and 100 million cubic feet of gas daily for transport into a pipeline system. The Pipelines are each approximately 53 miles long and have estimated daily throughput capacity of 100,000 barrels of oil and 200 million cubic feet of gas. A processing facility located at the terminus of the pipelines in shallow water is also 60% owned by EEX. These assets are not currently in service following the abandonment of the Cooper field. The Pipelines are located approximately six miles from the Llano discovery well and may have utility as support infrastructure for anticipated development at Llano and the greater Llano area. The Company is presently evaluating options to realize the value of the FPS.

  Explore Deep Potential in EEX's Gulf of Mexico Shelf Lease Portfolio--In late 1998, the Company began geologic and geophysical studies to identify reserve potential in formations deeper than that conventionally pursued in the Gulf of Mexico Shelf ("Deep Shelf"). The Company believes it may be economically more attractive to explore this potential than to continue an exploitation program in and around existing mature fields. The Company has substantially limited its investment in conventional Shelf exploration and exploitation and intends to focus technical and financial resources on deeper exploration potential. The Company is considering the sale of all or a portion of its Shelf producing properties. The Company may change the composition and size of its leasehold position in the Shelf through participation in lease sales, asset trades or sales, acquisition of producing properties, and/or permitting some leases to expire.

  Grow the Onshore U.S. Business--During 1998, the Company sold substantially all of its assets in East Texas, Oklahoma and North Texas. In addition, the Company traded its West Texas assets and most of its producing properties in Louisiana for Gulf of Mexico Shelf producing properties. The Company's remaining onshore U.S. assets, located principally in Texas, are generally of higher quality than the assets divested. During 1999, the Company concluded that a combination of the remaining assets with those acquired from Tesoro Petroleum Corporation would provide a more stable cash flow base and reinvestment opportunities for near-term reserve and production growth. A substantial portion of the projected year 2000 capital program has been allocated for re-investment into these combined properties. The Company intends to grow this onshore business through exploration, acquisition of producing properties and/or investment in new leaseholds.

  Realize Value from International Assets--The Company plans to continue limited exploration and development activities in the Tuban Block in Indonesia and is considering the sale of this asset to finance growth in its U.S. operations. In addition, the Company plans to focus efforts on realizing value from its other concessions in Indonesia and New Zealand in a manner that limits near-term investment and that provides options to expand operations if prospectivity and economic conditions warrant.

U.S. Exploration and Development--Offshore

  Deepwater Gulf of Mexico Exploration--In 1997, the first exploratory well (Llano, EEX 30% interest) drilled in the Deepwater program, at Garden Banks Block 386, encountered hydrocarbon intervals between 23,000 and 25,000 feet.

  During 1998, EEX deepened the Llano discovery well, drilled two exploration wells in untested areas of the Deepwater and participated in a third exploration well that tested a prospect in Ultra-deep waters. The Llano well was deepened to 27,864 feet into Miocene age sands and encountered hydrocarbons. Well logs indicated the presence of approximately 200 feet of net pay. An initial exploration well in Green Canyon Block 341 (Sheba, EEX 36.25% interest) was drilled into the eastern edge of a large untested structure. This well encountered sand development in the primary target, but was not hydrocarbon bearing and, consequently, was not successful. The second Deepwater exploratory well in 1998 was drilled at Mississippi Canyon Block 580 (Elvis, EEX 23% interest) and was unsuccessful due to the absence of sufficient sand development. EEX participated in a third exploratory well drilled by another operator (Gamera, EEX 12.5% interest) in a water depth in excess of 7,700 feet on Atwater Valley Blocks 118/119. This well was also unsuccessful. Also in 1998, EEX participated in an exploration well located on Viosca Knoll Block 737 (EEX 12.5% interest) operated by another company to test a shallower Miocene-aged structure on the Flex Trend in the Gulf of Mexico. The well encountered gas sands; however, the reserve size was insufficient to justify commercial development. The well was plugged and abandoned.

  During 1999, EEX drilled an unsuccessful exploration well on its George prospect in Mississippi Canyon Block 442 to a depth of 22,000 feet. The well encountered hydrocarbons in non-commercial quantities and was plugged and abandoned. Also, in September 1999 EEX temporarily suspended drilling operations at its Mackerel prospect in Mississippi Canyon Block 620 at a depth of 11,000 feet. In January 2000, the Company decided to abandon the Mackerel well following the analysis of additional seismic and geological data, which indicated that hydrocarbons encountered in the well were not commercial and that deeper prospects could not be adequately tested from that location. These two wells were drilled outside of the Enterprise joint venture agreement and resulted in a net EEX 1999 charge against earnings of approximately $44 million.

  EEX participated in the Minerals Management Service sponsored Outer Continental Shelf lease sale number 172, adding 2 Deepwater blocks to the leasehold inventory at a net cost of approximately $3 million. At year-end, EEX held interests in 95 blocks in the Deepwater Gulf of Mexico, 61 of which were operated by EEX.

  At the end of 1999, EEX had two Deepwater rigs under contract. The Global Marine semi-submersible rig, Arctic I, was delivered to EEX in July 1999, to begin a three-year contract at an average rate of $130,000 per day. This rig is currently drilling the second appraisal well for the Llano discovery (EEX 30% interest). The Company believes this rig will be used to drill, appraise and develop its Deepwater program during the remaining contract period with EEX bearing approximately 30% of the rig cost, and its joint venture partners bearing the remainder. The Company has not, however, received approval from partners to employ the Arctic I rig on any wells beyond the Llano appraisal well that is currently drilling.

  The second rig contract, for the R&B Falcon C. Kirk Rhein, Jr., had approximately 260 drilling days remaining at a total cost of approximately $90,000 per day ($45,000 net to EEX). In December 1999, EEX entered into an agreement with the owners of this rig for early termination of the contract at a net cost to EEX of $4 million, which was paid in January 2000.

  Deepwater Gulf of Mexico Appraisal and Development--In the third quarter of 1998, drilling began on the first appraisal well in Garden Banks Block 386 to follow-up on the Llano discovery. In early 1999, this well, Llano #2, was drilled to a total measured depth in excess of 22,000 feet and confirmed the presence of hydrocarbons in eastern flank sands correlative to the Llano #1 well. The well, originally planned to a depth of 25,000 feet, was suspended before all target objectives could be tested due to increasing formation pressure. In October 1999, EEX began drilling the second Llano appraisal well (Llano #3) to test the north-western flank of the reservoir. The well is currently drilling in a difficult geologic and mechanical environment and no assurances can be given that the well will reach its target objective. During 1999, EEX continued feasibility studies to explore early production options for the Llano field. The Llano working interest owners have not yet approved any early production or development plans for the Llano field. EEX reported no proved reserves at year-end 1999 attributable to the Llano discovery.

  Deepwater Gulf of Mexico, Cooper Field--The Cooper Field (Garden Banks Block
388), developed in the shallower depths of Pleistocene sands, began to produce oil and gas in 1995 and declined rapidly. In 1999, well abandonment operations began and at year-end 1999, the FPS was undergoing major refurbishment at a shipyard facility in Galveston, Texas. EEX is assessing alternative uses for the FPS and the Pipelines previously serving the Cooper Field. EEX has entered into preliminary discussions with a third party to purchase the FPS. The Company is also studying the use of the Pipelines for possible production from the discovery at Llano or other current and future discoveries in the Llano area.

  Gulf of Mexico Shelf (Including Texas State Waters)--EEX participated in eight wells on the Shelf, four of which were successful, and none of which were Deep Shelf wells.

  EEX abandonment activity in the Shelf is increasing as EEX limits reinvestment into its Shelf properties except for investment associated with deep exploration potential. Downward revision of reserve estimates for many of its Shelf properties also has contributed to shorter field lives, in some instances. Five platforms were de-commissioned in 1999: Vermilion 266, Vermilion 359, Vermilion 37, East Cameron 234 and West Cameron 406. Cost savings were realized as two platforms were sold and one was transferred to South Timbalier 235 for re-deployment. Abandonment cost estimates were reviewed for all well and platforms in which EEX participates. EEX exposure for abandonment (net of salvage) was estimated to be $43 million at the end of 1999, an increase from the $25 million estimated at the end of 1998. Upward revisions are primarily due to the re-estimate of exposure on non-operated properties, platform and facilities' age and likelihood of salvage and sale. The Company intends to fix a portion of its abandonment liability exposure through the sale of mature properties.

U.S. Exploration and Development--Onshore

  In December 1998, EEX agreed to exchange its operated oil and gas producing properties in Louisiana plus cash compensation for interests in the East Cameron Block 349/350 field. This exchange was completed on January 21, 1999.

  During 1999, the focus of onshore activity was on the Vaquillas Ranch field in South Texas. EEX acquired all of the outstanding interest at Vaquillas Ranch in August and subsequently began an exploitation program. The initial focus of this program was preparation of numerous wellbores for recompletion, re-stimulation or sidetrack. By year-end, 12 wells had been successfully re-entered and two additional re-entries were in progress.

  In October 1999, EEX entered into an agreement to acquire Tesoro Petroleum Corporation's domestic exploration and production operations in a stock purchase transaction. The acquired properties, primarily natural gas fields in South Texas and the Gulf Coast, are currently producing approximately 76 MMcfe per day from proved reserves of 185 Bcfe as of December 31, 1999. EEX has established an office in San Antonio, Texas, staffed largely by former Tesoro employees. The acquisition supplemented EEX's existing Gulf Coast and South Texas production, lengthened its average reserve life, and provided a better balance between producing properties and exploration prospects. In addition to the natural gas fields in South Texas and the Gulf Coast, certain gathering and pipeline assets, primarily associated with the Bob West field in South Texas, were also included in the transaction. In December 1999, EEX closed the acquisition at a net cost of $215 million.

International Exploration and Development

  Indonesia (Onshore Java) Tuban Block--EEX owns a 50% interest in the production sharing contract relating to the Tuban block, which includes the Mudi Field. During the fourth quarter of 1999, the operator of the Mudi Field indicated that production from the field would be reduced from approximately 20,000 gross barrels per day, to approximately 10,000 gross barrels per day (5,000 barrels per day EEX net), due to increased water production. The operator has developed a plan to increase water handling and drill additional production wells to restore production. That plan has not yet received full approval by EEX or Pertamina, the Indonesian state oil company.

  Indonesia (Offshore Sumatra) Asahan Block--In 1997, EEX acquired a 60% interest in 4,200 square kilometers in the Asahan block. During 1998, seismic data over the block was acquired and processed. During 1999, EEX obtained a partner to contribute all or a portion of the cost for an exploratory well to earn an interest in the block. In the event a well is not drilled, EEX has negotiated a performance guarantee that will require the farmee to pay EEX compensation equal to the costs previously incurred in the block.

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

Sales of Natural Gas and Crude Oil

  EEX sells its natural gas under both long- and short-term contracts. EEX markets most of its gas through third-party marketing organizations. EEX sells its crude oil under contracts that are for periods of one year or less. Prices generally are based upon field posted prices plus negotiated bonuses. EEX makes no sales of natural gas and/or crude oil to any customer where the loss of such customer would have a material adverse effect on EEX.

  Sales data are set forth under "Selected Operating Data" included as part of
Item 6.

  EEX utilizes financial instruments to reduce exposure of its oil and gas production to price volatility. See Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Oil and Gas Marketing," and
Note 15 to Consolidated Financial Statements in Item 8 for additional information on hedging activities.

Competition

  All phases of the oil and gas industry are highly competitive. EEX competes in the acquisition of properties, the search for and development of reserves, the production and sale of oil and gas and the securing of the labor, equipment, and capital required to conduct operations. EEX's competitors include major oil and gas companies, as well as numerous other independent oil and gas concerns and individual producers and operators. Many of these competitors have financial and other resources that are substantially greater than those available to EEX. Oil and gas producers also compete with other industries that supply energy and fuel.

  The Company believes that it has a significant inventory of exploratory prospects, relative to its size; however, EEX will require capital investments greater than EEX's current resources to explore, appraise and develop these prospects. The Company's success in discovering reserves will depend on its ability to identify and exploit suitable prospects in today's competitive market and on its ability to find appropriate partners to reduce the financial risk of exploration and development.

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

  Regulation of Onshore Operations--The production of oil and gas by EEX in Texas is regulated by The Texas Railroad Commission, and in Louisiana, by The Louisiana Department of Natural Resources. Similar types of regulations are in effect in Indonesia and other foreign countries. Such regulations include requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilling and the plugging and abandonment of wells. EEX's operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units and the density of wells which may be drilled and unitization or pooling of oil and gas properties. In addition, conservation laws establish maximum rates of production requirements regarding the ratability of production.

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

  The FERC regulates interstate natural gas transportation rates and service conditions, which affect the marketing of natural gas produced by EEX, as well as the revenues received by EEX for sales of such natural gas. Since the latter part of 1985, the FERC has endeavored to make interstate natural gas transportation more accessible to gas buyers and sellers on an open and nondiscriminatory basis. The FERC's efforts have significantly altered the marketing and pricing of natural gas, most notably from Order Nos. 636, 636-A, 636-B, 636-C and 637.

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

Employees

  At January 1, 2000, EEX had 204 full-time employees, 162 of which were involved principally with oil and gas operations. The remaining employees were involved with Plant Operations Business.

Offices

  The principal offices of EEX are located at 2500 CityWest Blvd., Suite 1400, Houston, Texas 77042, and its telephone number is (713) 243-3100. An onshore office is located at 1020 N.E. Loop 410, Suite 700, San Antonio, Texas 78209, and its telephone number is (210) 829-3500. Plant operation offices are maintained in Sweetwater, Texas and Bellingham, Washington.

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

  Exploration Risk--Exploration for oil and gas in the Deepwater Gulf of Mexico and unexplored frontier areas has inherent and historically high risk. EEX is focusing on exploration opportunities in offshore and international areas that will increase associated exploration risk. Future reserve increases and production will be dependent on EEX's success in these exploration efforts and no assurances can be given of such success. Exploration may involve unprofitable efforts, not only with respect to dry wells, but also with respect to wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs.

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

  Offshore Risks--EEX's Gulf of Mexico oil and gas reserves and exploration prospects include properties located in water depths of 20 to greater than 7,000 feet where operations are by their nature more difficult than drilling operations conducted on land in established producing areas. Deepwater drilling and operations require the application of more advanced technologies that involve a higher risk of mechanical failure and can result in significantly higher drilling and operating costs which, in turn, can require greater capital investment than anticipated and materially change the expected future value of offshore development projects. The size of oil and gas reserves determined through exploration and confirmation drilling operations must ultimately be significant enough to justify the additional capital required to construct and install production and transportation systems and drill development wells. Development of any discoveries made pursuant to EEX's Deepwater exploration program may not return any profit to the Company and could result in an economic loss. Furthermore, offshore operations require a significant amount of time between the discovery and the time the gas or oil is actually marketed, increasing the market risk involved with such operations.

  Capital Funding and Liquidity--EEX's access to public or private equity or debt markets may be limited by general conditions in or volatility of the markets, general conditions affecting the oil and gas industry, or by EEX's financial condition. No assurances can be given that the Company will be able to secure funds in these markets when necessary, or that such funds will be obtained on terms favorable to the Company. If the Company is unable to secure funds when required for its activities, its liquidity and ability to make capital investments may become impaired. See the additional discussion in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

  FPS and Pipeline Marketing Risk--The FPS and Pipelines have a carrying value of $144 million net to EEX at December 31, 1999 and currently do not generate any cash returns to the Company. The FPS is a unique asset. A successful marketing program for this asset will require finding a prospective purchaser with the need for such a facility, successfully negotiating a transaction and obtaining agreement from EEX's partner in the facility. The utility of the Pipelines depend primarily on the future reserve potential of the Llano area or other discoveries not yet made which would require use of these Pipelines. Until such reserves are proved or other discoveries are made, the risk to a prospective pipeline purchaser will likely be reflected in its assessment of value. While management believes that it can realize the value of the FPS and Pipelines, there can be no assurance that it can do so in the near term or on favorable financial terms.

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

  Government Regulation--EEX's business is subject to certain federal, state and local laws and regulations relating to the drilling for and the production of oil and gas, as well as environmental and safety matters. See "Business-- Government Regulation," above. Enforcement of or changes to these regulations could have a material impact on the Company's operations, financial condition and results of operations.

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

Item 2. Properties

  In 1999, EEX's operations were located in three regions: (i) the Gulf of Mexico--Deepwater, (ii) Onshore and Gulf of Mexico Shelf and (iii) International, primarily Indonesia. The following table sets forth estimated net proved reserves of EEX by region, as audited by Netherland, Sewell & Associates, Inc., at December 31, 1999:

                                                       Proved Reserves at
                                                       December 31, 1999
                                                --------------------------------
                                                 Natural  Oil and Gas
                                                   Gas      Liquids     Total
                                                (MMcf)(1) (MBbls)(2)  (MMcfe)(3)
                                                --------- ----------- ----------
   Gulf of Mexico--Deepwater...................       --        --          --
   Onshore and Gulf of Mexico Shelf............  362,813     5,702     397,025
                                                 -------    ------     -------
     Total Domestic............................  362,813     5,702     397,025
   International...............................       --    11,840      71,038
                                                 -------    ------     -------
     Total.....................................  362,813    17,542     468,063
                                                 =======    ======     =======
   Minority Interest(4)........................   86,319     1,043      92,574
                                                 =======    ======     =======

--------
(1)  Million cubic feet.
(2)  Thousand barrels.
(3) Million cubic feet of gas equivalent with one barrel of liquid converted to six Mcf of gas.
(4) Included in Onshore and Gulf of Mexico Shelf above. See Note 13 to Consolidated Financial Statements in Item 8 for additional information on Minority Interest.

  See Note 23 to Consolidated Financial Statements in Item 8 for additional information on oil and gas reserves.

  During 1999, EEX filed Form EIA-23 with the Department of Energy reflecting reserve estimates for the year 1998. Such reserve estimates were not materially different from the 1998 reserve estimates reported in Note 23 to Consolidated Financial Statements in Item 8.

  Developed and undeveloped lease acreage as of December 31, 1999 is set forth below:

                                            Developed Acres  Undeveloped Acres
                                            --------------- -------------------
                                             Gross   Net(1)   Gross     Net(1)
                                            ------- ------- --------- ---------
   Gulf of Mexico--Deepwater...............  42,625  18,720   494,324   179,468
   Onshore and Gulf of Mexico Shelf........ 375,613 116,656   703,005   302,784
                                            ------- ------- --------- ---------
     Total Domestic........................ 418,238 135,376 1,197,329   482,252
   International...........................   5,000   5,000 3,576,056 2,426,924
                                            ------- ------- --------- ---------
     Total................................. 423,238 140,376 4,773,385 2,909,176
                                            ======= ======= ========= =========
   Minority Interest(2)....................  26,872  13,016   142,093    76,642
                                            ======= ======= ========= =========

--------
(1) Represents the proportionate interest of EEX in the gross acres under lease.
(2) Included in Onshore and Gulf of Mexico Shelf above. See Note 13 to Consolidated Financial Statements in Item 8 for additional information on Minority Interest.

  EEX purchased approximately 17,100 net acres in 4 offshore blocks (2 Deepwater and 2 Shelf) at Federal OCS Lease Sale 172 held March 14, 1999. Additionally, EEX acquired 25,592 net acres in 1999 through a like-kind exchange transaction completed in the first quarter. The total number of blocks in which EEX had an interest at year-end was 286, with an average working interest of 38%. EEX operates 123 of these blocks.

  During 1999, EEX cancelled or allowed to expire 57 Gulf of Mexico blocks and sold its interest in another 8 blocks that had already been condemned through either geological or geophysical findings or by drilling.

  EEX plans further drilling on undeveloped acreage, but at this time cannot specify the extent of the drilling or predict how successful it will be in establishing commercial reserves sufficient to justify retention of the acreage. The primary terms during which the undeveloped acreage can be retained by the payment of delay rentals without the establishment of oil and gas reserves expire as follows:

                                        Undeveloped Acres Expiring
                            ---------------------------------------------------
                                Gulf of
                               Mexico--       Onshore and
                               Deepwater       GOM Shelf       International
                            --------------- --------------- -------------------
                             Gross    Net    Gross    Net     Gross      Net
                            ------- ------- ------- ------- --------- ---------
   2000....................  69,120  25,344 249,337 104,332 1,037,568   155,635
   2001....................  64,077  20,072 162,126  58,831 2,182,222 2,182,222
   2002 and later.......... 361,127 134,052 291,542 139,621   356,266    89,067
                            ------- ------- ------- ------- --------- ---------
     Total................. 494,324 179,468 703,005 302,784 3,576,056 2,426,924
                            ======= ======= ======= ======= ========= =========

  The Company may allow drilling rights with regard to a portion of the undeveloped acreage to expire before the expiration of primary terms specified in this schedule by non-payment of delay rentals.

  Drilling activity during the three years ended December 31 is set forth below:

                                                   1999       1998       1997
                                                 --------- ---------- ----------
                                                 Gross Net Gross Net  Gross Net
                                                 ----- --- ----- ---- ----- ----
   Exploratory Wells:
     Productive.................................  2.0  1.5  5.0   2.3   32  11.3
     Dry........................................  7.0  3.6  9.0   3.4   19   8.7
                                                  ---  --- ----  ----  ---  ----
       Total....................................  9.0  5.1 14.0   5.7   51  20.0
                                                  ===  === ====  ====  ===  ====
   Development Wells:
     Productive.................................  2.0  0.8 35.0  17.1   75  33.2
     Dry........................................   --   --  3.0   1.2    9   3.8
                                                  ---  --- ----  ----  ---  ----
       Total....................................  2.0  0.8 38.0  18.3   84  37.0
                                                  ===  === ====  ====  ===  ====

  Productive wells are either producing wells or wells capable of commercial production, although currently shut-in. The term "gross" refers to the wells in which a working interest is owned, and the term "net" refers to gross wells multiplied by the percentage of EEX's working interest owned therein.

  At December 31, 1999, EEX was participating in 10 wells (5.1 net) which were either being drilled or in some stage of completion.

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

  The Company owned interest in productive gas and oil wells at December 31, 1999 as follows:

                                                              Gas        Oil
                                                          ----------- ----------
                                                          Gross  Net  Gross Net
                                                          ----- ----- ----- ----
   Gulf of Mexico--Deepwater.............................    --    --    --   --
   Onshore and Gulf of Mexico Shelf...................... 644.0 311.5 121.0 50.2
                                                          ----- ----- ----- ----
     Total Domestic...................................... 644.0 311.5 121.0 50.2
   International.........................................    --    --  13.0  6.5
                                                          ----- ----- ----- ----
     Total............................................... 644.0 311.5 134.0 56.7
                                                          ===== ===== ===== ====

  The Company has ownership in wells with dual completions in single boreholes at December 31, 1999 as follows:

                                                               Gas        Oil
                                                            ---------- ---------
                                                            Gross Net  Gross Net
                                                            ----- ---- ----- ---
   Gulf of Mexico--Deepwater...............................   --    --   --   --
   Onshore and Gulf of Mexico Shelf........................ 72.0  42.4  3.0  2.0
                                                            ----  ----  ---  ---
     Total Domestic........................................ 72.0  42.4  3.0  2.0
   International...........................................   --    --   --   --
                                                            ----  ----  ---  ---
     Total................................................. 72.0  42.4  3.0  2.0
                                                            ====  ====  ===  ===

  Additional information relating to the oil and gas activities of EEX is set forth in Note 23 to Consolidated Financial Statements in Item 8 and in "Selected Financial and Operating Data" in Item 6.

  EEX leases approximately 78,000 square feet of office space for its office in Houston, Texas, expiring in September 2002. EEX subleases approximately 19,000 square feet of office space for its office in San Antonio, Texas, expiring in December 2002.

Item 3. Legal Proceedings

  EEX is involved in a number of legal and administrative proceedings incident to the ordinary course of its business. In the opinion of management, based on the advice of counsel and current assessment, any liability to EEX relative to these ordinary course proceedings will not have a material adverse effect on EEX's operations or financial condition.

  In addition, EEX is a defendant in Gracy Fund L.P. v. EEX Corporation, et al., ("Gracy Fund"), a class action in Federal District Court for the Northern District of Texas. Gracy Fund is a consolidated case combining two actions filed against EEX in August 1998. In January 1999, plaintiffs in Gracy Fund filed an amended class action complaint against EEX, several of its current and/or former officers and directors and another company, ENSERCH Corporation (the "Consolidated Complaint"). The Consolidated Complaint alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and violations of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 against various defendants. The Consolidated Complaint also alleges Section 10(b), 15 and 20(a) claims on behalf of a class of plaintiffs who acquired EEX's stock pursuant to an October 1996 Registration Statement and Proxy/Prospectus ("EEX Subclass").

  Plaintiffs allege that during the class period, defendants made materially false and misleading statements, and failed to disclose material facts, regarding the value and volume of EEX's proved reserves from its East Texas operations. According to plaintiffs, these purported misrepresentations artificially inflated the price of EEX's common stock throughout the class period, induced the EEX Subclass to approve the merger that spun EEX off from ENSERCH Corporation and induced the EEX Subclass to acquire stock pursuant to the Registration Statement and Proxy/Prospectus issued regarding this merger.

  The Company is vigorously contesting this action and filed a motion to dismiss the Consolidated Complaint on March 8, 1999. The motion has been fully briefed and under submission to the court since June 23, 1999. All discovery is stayed pending the determination of the motion to dismiss. Since it has not yet been determined whether, or to what extent, the plaintiffs have pled a viable complaint, the Company cannot predict the outcome of this matter at this time.

Item 4. Submission of Matters to a Vote of Security Holders

  None.

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

                                             1999               1998
                                           -------------      --------------
                                           High      Low      High      Low
                                           ----      ---      ----      ----
   First Quarter.......................... $7 11/16  $4 5/8   $30 3/8   $22 11/16
   Second Quarter.........................  7 11/16   4 7/8    31 7/8    24 9/16
   Third Quarter..........................  7 1/8     2 15/16  28 11/16  11 5/8
   Fourth Quarter.........................  4 1/16    2 1/2    15         5 1/16

  At March 1, 2000, EEX had 42,755,871 outstanding shares of common stock held by 11,584 shareholders of record.

  There were no dividends declared on the Company's common stock in 1999 or 1998. The declaration of future dividends will be dependent upon business conditions, earnings, cash requirements and other relevant factors as determined by the Company's Board of Directors. Under the terms of the Company's Series B 8% Cumulative Perpetual Preferred Stock (the "Series B Preferred Stock"), the Company may not declare or pay any dividend or make any other distribution on its common stock, unless all dividends due upon the Series B Preferred Stock have been paid or provided for.

Item 6. Selected Financial and Operating Data

                                EEX CORPORATION
                            SELECTED FINANCIAL DATA

                              As of or for the Year Ended December 31
                         -----------------------------------------------------
                           1999      1998      1997        1996        1995
                         --------  --------  ---------  ----------  ----------
                             (In thousands, except per share amounts)
INCOME STATEMENT DATA
  Revenues.............. $177,374  $219,052  $ 314,213  $  338,146  $  237,358
                         ========  ========  =========  ==========  ==========
  Net (Loss) Applicable
   to Common
   Shareholders......... $(99,914) $(40,926) $(216,103) $  (36,801) $  (42,585)
                         ========  ========  =========  ==========  ==========
  Basic and Diluted Net
   (Loss) per Share(a).. $  (2.37) $  (0.97) $   (5.12) $    (0.87) $    (1.14)
                         ========  ========  =========  ==========  ==========
BALANCE SHEET DATA
  Total Assets.......... $780,784  $565,070  $ 807,789  $1,195,454  $1,180,238
                         ========  ========  =========  ==========  ==========
CAPITAL STRUCTURE
  Short-term
   borrowings........... $     --  $     --  $   5,000  $       --  $       --
  Capital lease
   obligations..........  222,444   233,318    241,735     244,985      98,043
  Long-term debt........       --        --     25,000     115,000     160,000
  Gas sales obligation..  105,000        --         --          --          --
  Company-obligated
   mandatorily
   redeemable preferred
   securities of
   subsidiary...........       --        --         --     150,000     150,000
  Minority interest in
   preferred stock of
   subsidiary...........       --        --    100,000          --          --
  Minority interest
   third party..........    3,050        --         --          --          --
  Shareholders' equity..  294,863   234,300    274,663     490,406     525,992
                         --------  --------  ---------  ----------  ----------
    Total............... $625,357  $467,618  $ 646,398  $1,000,391  $  934,035
                         ========  ========  =========  ==========  ==========

--------
(a) The per share amounts for periods prior to 1998 have been restated to reflect the reduction in weighted average shares outstanding due to the one-for-three reverse stock split effective on December 8, 1998.

                                EEX CORPORATION
                            SELECTED OPERATING DATA

                                         As of or for the Year Ended December
                                                          31
                                        --------------------------------------
                                         1999   1998   1997    1996     1995
                                        ------ ------ ------ -------- --------
Sales volume
  Natural gas (Bcf)(a).................   41.0   57.9   84.5    100.5     90.2
  Oil, condensate and natural gas
   liquids (MMBbls)(e).................    4.6    5.8    5.4      5.7      3.9
    Total volumes (Bcfe)(a)............   68.5   92.7  116.9    135.0    113.4

Average sales price(b)
  Natural gas (per Mcf)(c)............. $ 2.28 $ 2.21 $ 2.36 $   2.17 $   1.74
  Oil, condensate and natural gas
   liquids (per Bbl)...................  16.45  13.15  18.53    18.65    15.86
    Total (per Mcfe)(c)................   2.46   2.20   2.57     2.40     1.93

Average costs and expenses (per
 Mcfe)(c)
  Production and operating(b).......... $ 0.57 $ 0.51 $ 0.42 $   0.52 $   0.44
  Exploration(d).......................   0.62   0.49   0.60     0.69     0.68
  Depreciation and amortization........   1.01   1.09   1.24     1.26     0.99
  General, administrative and other....   0.41   0.26   0.24     0.26     0.26
  Taxes, other than income.............   0.07   0.12   0.15     0.16     0.17

Net Wells Drilled
  Total................................      6     24     57      109       81
  Productive...........................      2     19     44       84       51

Proved Reserve Data (at year end)
  Natural Gas (Bcf)(a).................  362.8  203.6  460.2  1,216.2  1,362.8
  Oil, condensate and natural gas
   liquids (MMBbls)(e).................   17.5   26.2   23.8     59.2     71.5
    Total (Bcfe)(a)....................  468.1  360.6  603.2  1,571.5  1,791.8

Standardized Measure of Discounted
 Future Net Cash Flows (in millions)... $436.3 $275.9 $619.1 $1,715.1 $1,227.4

--------
(a) Billion cubic feet or billion cubic feet equivalent, as applicable. Ratio of six Mcf of natural gas to one barrel of crude oil, condensate or natural gas liquids.
(b) Before related production, severance and ad valorem taxes.
(c) One thousand cubic feet or one thousand cubic feet equivalent, as applicable. Ratio of six Mcf of natural gas to one barrel of crude oil, condensate or natural gas liquids.
(d) Excludes unusual and non-recurring expenses.
(e) One million barrels of crude oil or other liquid hydrocarbons.

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

  EEX reported a 1999 net loss of $100 million ($2.37 per share), versus a net loss of $41 million ($0.97 per share) in 1998 and a net loss of $216 million ($5.12 per share) in 1997.

  In 1999, results of operations were impacted by three major items. The first item was a $26 million pre-tax charge for impairment of producing oil and gas properties required by Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The second major item was a gain on sales of property, plant and equipment of $15 million pre-tax. The third major item was the write off of deepwater dry hole costs of $44 million associated with the George and Mackerel prospects.

  In the following comparisons of results of operations, 1999 results have been adjusted to exclude the items described above. Results for 1998 were adjusted to exclude gains on sale of assets of $9 million pre-tax and FAS 121 impairment of $10 million pre-tax. Results for 1997 were adjusted to exclude gains on sales of assets of $53 million pre-tax, FAS 121 impairment of $260 million pre-tax and reorganization expense of $27 million pre-tax.

  The reorganization expense in 1997 was classified as general, administrative and other expense in the Consolidated Statement of Operations. Cash requirements for these charges totaled $14 million in 1997, $11 million in 1998 and the remainder in 1999.

1999 Results of Operations Compared With 1998

  Revenues for 1999 were $177 million, $42 million (19%) lower than 1998. Natural gas revenues, 27% lower than 1998, were impacted by a 29% decrease in production primarily due to production decline on properties located in the Shelf, offset by a slight increase in the average price of 3%. The average natural gas sales price per thousand cubic feet (Mcf) was $2.28 in 1999, compared with $2.21 in 1998. Natural gas production for 1999 was 41 billion cubic feet (Bcf), compared with 58 Bcf in 1998. Oil revenues remained constant with 1998. A 35% increase in unhedged average oil prices was offset by a $1.3 million oil hedging loss for the year 1999, compared to a $4.3 million oil hedging gain for the year 1998. Crude oil production decreased 19% to 4,528 thousand barrels (MBbls) in 1999 from 5,612 MBbls in 1998.

  Costs and expenses, excluding the unusual items described above, were $192 million in 1999, compared to $239 million in 1998, a 20% decrease. Operating expenses (production and operating, general and administrative and taxes other than income) were $72 million in 1999, 12% lower than 1998, resulting from property sales and the favorable impact from restructuring measures implemented over the last year. Exploration expenses for 1999 include $51 million for dry hole costs compared to $18 million in 1998. Depreciation and amortization was $69 million in 1999, $32 million lower than 1998 due to lower production volumes resulting from asset sales and production decline primarily on properties located in the Gulf of Mexico Shelf. In July 1999, depreciation of approximately $0.9 million per quarter was suspended on the Pipelines following abandonment of the Cooper Field pending future utilization in the Llano area.

  Total interest and other financing costs, including interest income, preferred stock dividends, minority interest and other income, were $24 million, a $1 million reduction from 1998, resulting from an increase in interest income, offset by preferred stock dividends in 1999 due to the issuance of 1.5 million shares of cumulative perpetual preferred stock on January 8, 1999.

1998 Results of Operations Compared With 1997

  Revenues for 1998 were $219 million, $95 million (30%) lower than 1997. Natural gas revenues, 36% lower than 1997, were impacted by a 6% decrease in average prices, and a 31% decrease in production, primarily due to property sales. The average natural gas sales price per thousand cubic feet (Mcf) was $2.21 in 1998, compared with $2.36 in 1997. Natural gas production for 1998 was 58 billion cubic feet (Bcf), compared with 84 Bcf in 1997. Oil revenues decreased $17 million (18%), reflecting a 31% decrease in the average sales price per barrel to $13.24, which was partially offset by an 18% increase in production primarily attributable to start up of the Mudi Field in Indonesia. Crude oil production was 5,612 thousand barrels (MBbls), compared with 4,743 MBbls in 1997. Production from the Mudi Field was 2,364 MBbls.

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

Oil and Gas Marketing

  Results of operations are largely dependent upon the difference between the prices received for oil and gas produced and the costs of finding and producing such resources. On an energy-equivalent basis, gas reserves at January 1, 2000 constituted approximately 78% of total reserves, and gas production accounted for approximately 60% of total production for 1999. Accordingly, variations in gas prices have a more significant impact on operations than variations in oil prices.

  A portion of the risk associated with fluctuations in the price of oil and natural gas is managed through the use of hedging techniques such as oil and gas swaps and collars. EEX fixed the price on 1999 production volumes of approximately 21 Bcf of natural gas (50% of production) at an average price of $2.22 per Mcf, excluding Encogen hedges, and 660 MBbls of oil (15% of production) at an average price of $14.23 per Bbl. In total, oil and gas price hedging activities decreased 1999 revenues by $1.9 million and 1997 revenues by $11 million, and increased 1998 revenues by $7.5 million.

Impairment of Assets

  EEX accounts for oil and gas properties using the successful efforts method which requires EEX to comply with the requirements of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," ("SFAS 121"). See Note 7 to Consolidated Financial Statements in Item 8. In the fourth quarter of 1999, the Company's independent petroleum consultant completed its annual review and audit of the Company's proved oil and gas reserves and their commercial feasibility. EEX recorded a $26 million pre-tax charge for impairment in 1999. This impairment was primarily associated with the Company's Gulf of Mexico Shelf properties and generally results from downward revisions to proved reserves and an increase in the estimated abandonment cost for these assets.

  The Company reviewed the estimated value of the production payment due EEX as a result of the sale of its East Texas properties together with the estimated future gas delivery obligation to Encogen One Partners, Ltd. ("Encogen") and determined that a provision for possible future losses was not appropriate. The production payment is recorded as oil and gas properties, net of a provision for future gas deliveries arising from past gas "overtakes." This review included estimates of the cost of EEX's future gas delivery obligations to Encogen and estimated receipts from the production payment on an undiscounted cash flow basis. The analysis also included assumptions about future gas delivery schedules, gas prices and the likelihood that the obligor will exercise annual options to repurchase portions of the production payment. The obligor did not exercise its option in 1998 or 1999. As of December 31, 1999, the Company had a future volumetric delivery obligation of approximately 16 Bcf of natural gas to Encogen; the total production payment due EEX is approximately 30 Bcf net of royalty.

  The Company again reviewed the estimated future value of the Cooper Floating Production System, Pipelines and other related facilities. In 1997, the Company impaired the assets by approximately $83 million. The Company determined that, if placed in service as an early production and pipeline system for future oil and gas developments in the Llano area, the estimated future cash flows from the assets would exceed the carrying value of approximately $144 million. Further, the Company continues to evaluate other potential uses for these facilities. Based on these analyses and an indication of market value, no additional impairment was considered appropriate in 1999.

  As of December 31, 1999, the Company had a deferred tax asset of approximately $126 million. A valuation allowance of $102 million has been applied to result in a net realizable value of $24 million. The plan to realize the value of the net deferred tax asset is based on expected future earnings and tax planning strategies that include, primarily, planned sales of assets with fair market values in excess of book basis. The Company does not expect to tax-effect any future operating losses until the value of the net deferred tax asset has been realized.

  Although management believes that the estimates and assumptions underlying the analyses described above are appropriate, no assurances can be given that events in the future will be consistent with those estimates and assumptions.

Liquidity and Capital Resources

Cash Flows

  During 1999, EEX generated sufficient cash flows from operations, property sales and financing activities to fund its capital requirements, including the purchase of certain oil and gas properties and pipeline assets of Tesoro Petroleum Corporation. Despite a reduction in revenues of $42 million, net cash flows provided by operating activities were $95 million, an increase of $71 million over 1998, largely due to changes in current operating assets and liabilities. Net cash flows used in investing activities in 1999 were $342 million, a $469 million decrease from cash flows of $127 million provided by investing activities in 1998. The reduction in investing activities is primarily due to the purchase of the Tesoro oil and gas properties and pipeline assets in 1999 of $212 million and proceeds from asset sales in 1998 of $298 million.

Capital Budget

  Planned 2000 capital expenditures are approximately $140 million, compared with actual expenditures of $388 million in 1999 (including $215 million for the acquisition of Tesoro oil and gas properties and pipelines) and $166 million in 1998. Planned 2000 capital expenditures exclude approximately $14 million of carried working interest expenses resulting from joint venture arrangements and any significant costs which may be incurred for the acquisition of producing properties. The Company expects to fund these capital expenditures by operating cash flows, proceeds from property sales, investment costs carried under joint venture arrangements and increased borrowings under the revolving credit agreement. In addition, the Company may seek additional funds from public and private equity and debt markets.

Liquidity

  EEX has a $350 million revolving credit line with a group of banks that matures on June 27, 2002, of which none was outstanding at December 31, 1999. The revolving credit agreement limits, at all times, total debt, as defined, to the lesser of 60% of capitalization, as defined, or $1 billion, and prohibits liens on property except under certain circumstances. As of December 31, 1999, the debt to capital ratio under the revolving credit agreement was 44%. The interest rate ranges from the London Inter-Bank Offered Rate (LIBOR) plus 0.55% to 1.30% per annum, plus a facility fee of 0.20% to 0.45% per annum, depending upon the debt to capital ratio. As of March 1, 2000, the Company had $75 million outstanding under the revolving credit agreement. See
Note 10 to the Consolidated Financial Statements in Item 8.

  In December 1999, EEX E&P L.P., a limited partnership indirectly half-owned by EEX ("E&P L.P."), entered into a $105 million prepaid forward sale agreement, the gas sales obligation, for approximately 50 billion cubic feet equivalent of production from E&P L.P. to be delivered from January 2000 through December 2004. In the event production is not delivered, the obligation will be settled with a cash payment. The proceeds of the gas sales obligation were used to fund a portion of the purchase price of the Tesoro oil and gas properties and pipelines. See Notes 6 and 11 to the Consolidated Financial Statements in Item 8. Because of the structure of the transaction, the gas sales obligation is not included in the definition of debt for purposes of determining the debt to capital ratio under the bank revolving credit agreement.

  The Company's ability to fund its capital budget and its liquidity can be affected by any of the following:

  . The value of EEX's investment in the Llano area, the Pipelines and a portion of its plan to realize the value of its deferred tax asset is dependent upon successful appraisal and development of its Llano discovery or other exploration success on its Llano area leases. A reduction in value of these assets due to adverse drilling results, limited development plans, or an adverse economic assessment would decrease the amount of funds available to the Company to borrow under its revolving credit agreement through a reduction in the capitalization used in computing the debt to capital ratio.

  . Sale of the FPS and/or Pipeline assets would result in a significant change in EEX's debt structure due to the termination of the capital lease obligation associated with those assets. The Company would also incur substantial early termination costs. A disposition of the capital lease would reduce the debt used in computing the debt to capital ratio and increase the amount of funds available to the Company to borrow under its revolving credit agreement. There can be no assurance that such debt structure changes can be accomplished on favorable terms.

  . The majority of the commitment associated with the Arctic I rig (See Note
    19 to the Consolidated Financial Statements in Item 8) has been assumed, for budget purposes, to be funded by EEX's joint venture partners in its Deepwater Exploration program. If the joint venture partners elect not to participate in these projects, and EEX cannot find other participants to share the costs of drilling, EEX would incur expenditures greater than forecast which could result in increased exploration expense.

  . Any decreases in capitalization through losses incurred from dry hole expense or other reasons, or increases in debt as defined in the revolving credit agreement will increase the debt to capital ratio and further limit available borrowings.

Capital Structure

  In January 1999, EEX recorded $150 million of equity from the issuance of
1.5 million of shares of Series B 8% Cumulative Perpetual Preferred Stock ("Preferred Stock") and Warrants to acquire 21 million shares of common stock to Warburg Pincus Equity Partners, L.P. and its affiliates. Each share of Preferred Stock has a stated value of $100 and a current dividend rate of 8% per year, payable quarterly. The 8% dividend rate will be adjusted to a market rate, not to exceed 18%, after seven years or the earlier occurrence of certain events including a change of control as defined in the agreements. Prior to any adjustment of the dividend rate, the Company may, at its option, accrue dividends or pay them in cash, shares of Preferred Stock or shares of common stock. After any adjustment of the dividend rate, dividends must be paid in cash. Prior to any adjustment in the dividend rate, holders of the Preferred Stock will be entitled to cast an aggregate of eight million votes on matters voted on by the holders of common stock and to a separate class vote on certain matters affecting the Preferred Stock. The purchasers agreed to standstill provisions for ten years that restrict their purchases of additional shares of common stock, prohibit sales by the purchasers of common stock or Warrants to any person or group that would beneficially own more than 10% (5% in the case of a competitor of the Company) of the outstanding common stock after the sale, prohibit the purchasers from proposing business combinations involving the Company or soliciting proxies, and limit the purchasers' aggregate voting rights to one vote less than 20% of the aggregate number of votes entitled to be cast on any matter by holders of common stock or any other class of capital stock. In the event of a change of control occurring prior to the sixth anniversary of the closing of issuance of the Preferred Stock, the purchasers of the Preferred Stock will have the right to exchange all or part of their Preferred Stock and Warrants proportionately for shares of common stock at the rate of 18.6047 shares of common stock for each share of Preferred Stock (and proportionate number of Warrants), subject to adjustment under certain circumstances and to the Company's right under certain circumstances to pay a portion of the exchange in cash. For additional information, see Note 5 to Consolidated Financial Statements in Item 8.

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

Other Matters

New Accounting Standard

  In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which is effective for fiscal years beginning after June 15, 2000, with earlier adoption encouraged. FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. EEX has not yet determined what the effect, if any, of SFAS No. 133 will be on results of operations and financial position. EEX will adopt this accounting standard as required by January 1, 2001.

Year 2000 Issue

  The Year 2000 Readiness Program (the "Readiness Program") initiated by EEX in 1998 was completed during the fourth quarter of 1999 at a cost of approximately $1.3 million. The Readiness Program evaluated potential impacts of the Year 2000 issue on Company Information Technology ("IT") systems, non-IT systems, and on third parties with whom the Company has a significant business relationship. As a result of the Readiness Program, certain mission critical systems were upgraded or replaced to prevent or minimize the potential for failures.

  EEX suffered no malfunctions or disruptions at the century rollover and the Company believes that the risk of significant adverse affects resulting from the rollover to future Year 2000 related dates is minimal.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  Hedging activity in 1999 resulted in a gain of $1.1 million for natural gas and a loss of $1.3 million for crude oil that totals to a combined loss of $0.2 million. The total net hedging gain for natural gas includes a gain of $1.7 million related to hedging activities associated with the contractual requirement to purchase gas for delivery to a co-generation plant in Texas. This gain is recorded as oil and gas properties. The tables below provide information about EEX's hedging instruments as of December 31, 1999. Since essentially all of the hedging done by EEX utilized either "swap" or "collar" instruments, the tables have been separated to show the volumes hedged utilizing each instrument. The Notional Amount is equal to the net volumetric hedge position of EEX during the periods. The fair values of the hedging instruments are based on the difference between the applicable strike price and the New York Mercantile Exchange future prices for the applicable trading months. EEX follows hedge accounting for these positions and accordingly, the fair values presented below, which represent unrealized gains (losses), have not been recognized in the financial statements.

                                                                  Fair Value at
                                         Notional  Average Strike  December 31,
                                          Amount       Price           1999
                                         (BBtu)(1) (Per MMBtu)(2) (In thousands)
                                         --------- -------------- --------------
Natural Gas Swaps:
  January 2000-March 2000...............   1,128       $2.85          $  586
  April 2000-June 2000..................   1,040        2.53             190
  July 2000-September 2000..............   1,041        2.55             157
  October 2000-December 2000............     994        2.70             115
  January 2001-March 2001...............     383        2.75              52
  April 2001-June 2001..................     398        2.48              38
  July 2001-September 2001..............     414        2.49              35
  October 2001-December 2001............     391        2.69              43
  January 2002-March 2002...............     439        2.74              47
  April 2002-June 2002..................     445        2.51              42
  July 2002-September 2002..............     455        2.51              38
  October 2002-December 2002............     426        2.69              40
  January 2003-March 2003...............     290        2.76              28
  April 2003-June 2003..................     315        2.54              26
  July 2003-September 2003..............     311        2.54              22
  October 2003-December 2003............     303        2.72              24
  January 2004-March 2004...............     315        2.80              27
  April 2004-June 2004..................     310        2.58              22
  July 2004-September 2004..............     335        2.57              20
  October 2004-December 2004............     319        2.76              22
                                          ------                      ------
    Total...............................  10,052                      $1,574
                                          ======                      ======

--------
(1) Billions of British Thermal Units.
(2) Millions of British Thermal Units.

                                                   Average Strike
                                                       Price      Fair Value at
                                         Notional  (Per MMBtu)(2)  December 31,
                                          Amount   --------------      1999
                                         (BBtu)(1) Floor  Ceiling (In thousands)
                                         --------- ------ ------- --------------
Natural Gas Collars:
  January 2000-March 2000...............   3,640   $2.781 $3.137      $1,634
  April 2000-June 2000..................   4,550    2.364  2.682         109
  July 2000-September 2000..............   3,680    2.318  2.648          --
  October 2000-December 2000............   3,680    2.506  2.835          --
  January 2001-March 2001...............     900    2.584  2.889          --
  April 2001-June 2001..................     910    2.320  2.625          --
  July 2001-September 2001..............     920    2.315  2.620          --
  October 2001-December 2001............     920    2.495  2.800          --
                                          ------                      ------
    Total...............................  19,200                      $1,743
                                          ======                      ======

Note: Includes the cost of "puts" which was included in the averages calculated for this table.
--------
(1) Billions of British Thermal Units.
(2) Millions of British Thermal Units.

  In connection with the Tesoro acquisition, EEX assigned approximately 50 Bcf of gas hedge positions outstanding at the end of the third quarter of 1999 to the purchaser of the gas sales obligation. See Note 6 to the Consolidated Financial Statements in Item 8.

  EEX has a contractual requirement to purchase gas for delivery to a co-generation plant in Texas. These volumes are not included in the above natural gas hedging table. The Notional Amount is equal to the net volumetric position of EEX during the period. The fair values of the hedging instruments are based on the difference between the strike price and the New York Mercantile Exchange future prices for the applicable trading month. EEX follows hedge accounting for these positions and accordingly, the fair values presented below, which represent unrealized gains (losses), have not been recognized in the financial statements. When recognized, the gains (losses) are recorded as oil and gas properties.

                                                                  Fair Value at
                                         Notional  Average Strike  December 31,
                                          Amount       Price           1999
                                         (BBtu)(1) (Per MMBtu)(2) (In thousands)
                                         --------- -------------- --------------
Natural Gas:
  January 2000-March 2000...............   1,365       $2.31           $ 27
  April 2000-June 2000..................   1,365        2.14            278
  July 2000-September 2000..............   1,380        2.16            331
  October 2000-December 2000............   1,380        2.32            336
                                           -----                       ----
    Total...............................   5,490                       $972
                                           =====                       ====

--------
(1) Billions of British Thermal Units.
(2) Millions of British Thermal Units.

  Interest Rate Risk--The Company has no open interest rate swap or interest rate lock agreements. At December 31, 1999, the Company's only outstanding debt consisted of capital leases with fixed interest rates. The following table presents principal amounts and related average interest rates by year of maturity for the Company's capital leases at December 31, 1999:

                                                                      Average
                                                      Principal    Interest Rate
                                                    -------------- -------------
                                                    (In thousands)
      2000.........................................    $ 16,810        6.46%
      2001.........................................      13,351        6.46%
      2002.........................................      15,419        6.46%
      2003.........................................      15,573        6.46%
      2004.........................................      16,601        6.46%
      Thereafter...................................     144,690        6.46%
                                                       --------
      Total........................................    $222,444
                                                       ========
      Fair Value...................................    $222,444
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

Item. 8. Financial Statements and Supplementary Data

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders of
EEX Corporation

  We have audited the accompanying consolidated balance sheet of EEX Corporation and subsidiaries (the "Company"), as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EEX Corporation and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

Houston, Texas
February 11, 2000

                                EEX CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                            Year Ended December 31
                                  --------------------------------------------
                                      1999           1998            1997
                                  -------------  -------------  --------------
                                   (In thousands, except per share amounts)
Revenues:
  Natural gas.................... $      93,512  $     128,061  $      199,754
  Oil, condensate and natural gas
   liquids.......................        75,189         76,328         100,190
  Cogeneration operations........         8,878         13,794          13,297
  Other..........................          (205)           869             972
                                  -------------  -------------  --------------
    Total........................       177,374        219,052         314,213
                                  -------------  -------------  --------------
Costs and Expenses:
  Production and operating.......        39,338         46,861          48,960
  Exploration....................        86,369         45,144          70,599
  Depletion, depreciation and
   amortization..................        68,978        101,051         144,485
  Impairment of producing oil and
   gas properties................        26,424         10,439         260,112
  (Gain) on sales of property,
   plant and equipment...........       (15,483)        (9,085)        (52,917)
  Cogeneration operations........         8,043         10,564          10,381
  General, administrative and
   other.........................        28,355         24,058          55,590
  Taxes, other than income.......         4,744         11,017          17,356
                                  -------------  -------------  --------------
    Total........................       246,768        240,049         554,566
                                  -------------  -------------  --------------
Operating (Loss).................       (69,394)       (20,997)       (240,353)
Other Income--Net................            95             81             301
Interest Income..................         6,129            512             574
Interest and Other Financing
 Costs...........................       (17,686)       (18,987)        (30,645)
                                  -------------  -------------  --------------
(Loss) Before Income Taxes.......       (80,856)       (39,391)       (270,123)
Income Taxes (Benefit)...........         6,891         (4,997)        (58,945)
Minority Interest Third Party....            50          6,532           4,925
                                  -------------  -------------  --------------
Net (Loss).......................       (87,797)       (40,926)       (216,103)
Preferred Stock Dividends........        12,117             --              --
                                  -------------  -------------  --------------
Net (Loss) Applicable to Common
 Shareholders.................... $     (99,914) $     (40,926) $     (216,103)
                                  =============  =============  ==============
Basic and Diluted Net (Loss) Per
 Share........................... $       (2.37) $       (0.97) $        (5.12)
                                  =============  =============  ==============
Weighted Average Shares
 Outstanding.....................        42,200         42,208          42,214
                                  =============  =============  ==============


                See Notes to Consolidated Financial Statements.

                                EEX CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                   Year Ended December 31
                                                -------------------------------
                                                  1999       1998       1997
                                                ---------  ---------  ---------
                                                       (In thousands)
OPERATING ACTIVITIES
  Net (Loss)................................... $ (87,797) $ (40,926) $(216,103)
  Impairment of producing oil and gas
   properties..................................    26,424     10,439    260,112
  Impairment of undeveloped leasehold..........     2,907      1,936     40,866
  Dry hole cost................................    50,770     18,326      8,224
  Depletion, depreciation and amortization.....    68,978    101,051    144,485
  Deferred income taxes (benefit)..............     6,988     (9,397)   (55,461)
  (Gain) on sales of property, plant and
   equipment...................................   (15,483)    (9,085)   (52,917)
  Other........................................    16,513        547     10,332
  Changes in current operating assets and
   liabilities:
    Accounts receivable........................    21,031     15,395     24,550
    Other current assets.......................       785     (2,695)     6,721
    Restricted cash............................    (5,000)        --         --
    Accounts payable...........................    11,235    (57,187)    18,392
    Other current liabilities..................    (2,610)    (4,841)    (1,812)
                                                ---------  ---------  ---------
      Net cash flows provided by operating
       activities..............................    94,741     23,563    187,389
                                                ---------  ---------  ---------
INVESTING ACTIVITIES
  Additions of property, plant and equipment...  (169,061)  (165,820)  (180,147)
  Tesoro acquisition, net......................  (212,086)        --         --
  Proceeds from dispositions of property, plant
   and equipment...............................    19,081    298,373    133,426
  Other (changes in accruals)..................    19,614     (5,901)    (7,859)
                                                ---------  ---------  ---------
      Net cash flows provided by (used in)
       investing activities....................  (342,452)   126,652    (54,580)
                                                ---------  ---------  ---------
FINANCING ACTIVITIES
  Issuance of preferred stock and common stock
   warrants....................................   150,000         --         --
  Borrowings under bank revolving credit
   agreement...................................   235,000    175,000    170,000
  Repayment of borrowings under bank revolving
   credit agreement............................  (235,000)  (200,000)  (260,000)
  Borrowings under short-term financing
   agreement...................................     2,000    171,264    172,900
  Repayment of borrowings under short-term
   financing agreement.........................    (2,000)  (176,264)  (167,900)
  Gas sales obligation.........................   105,000         --         --
  Minority interest third party................     3,050         --         --
  Redemption of company-obligated mandatorily
   redeemable preferred securities of
   subsidiary..................................        --         --   (150,000)
  Issuance of minority interests in preferred
   securities of subsidiary....................        --         --    150,000
  Redemption of minority interests in preferred
   securities of subsidiary....................        --   (100,000)   (50,000)
  Changes in temporary advances with affiliated
   companies...................................        --         --     13,328
  Payments of capital lease obligations........   (10,874)    (8,417)    (3,250)
  Change in advances under leasing
   arrangements--net...........................        --         --     (5,457)
  Issuance of common stock.....................        --         --          2
                                                ---------  ---------  ---------
      Net cash flows provided by (used in)
       financing activities....................   247,176   (138,417)  (130,377)
                                                ---------  ---------  ---------
Net Increase (Decrease) in Cash and Cash
 Equivalents...................................      (535)    11,798      2,432
Cash and Cash Equivalents at Beginning of
 Year..........................................    15,588      3,790      1,358
                                                ---------  ---------  ---------
Cash and Cash Equivalents at End of Year....... $  15,053  $  15,588  $   3,790
                                                =========  =========  =========

                See Notes to Consolidated Financial Statements.

                                EEX CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                                              December 31
                                                         ---------------------
                                                            1999       1998
                                                         ---------- ----------
                                                            (In thousands)
                         ASSETS
                         ------
Current Assets:
  Cash and cash equivalents............................. $   15,053 $   15,588
  Restricted cash.......................................      5,000         --
  Accounts receivable--trade (net of allowance of $1,791
   and $2,504)..........................................     28,248     42,530
  Other.................................................     12,737     14,240
                                                         ---------- ----------
    Total current assets................................     61,038     72,358
                                                         ---------- ----------
Property, Plant and Equipment (at cost):
  Oil and gas properties (successful efforts method)....  1,259,364  1,106,274
  Other.................................................      8,047     19,998
                                                         ---------- ----------
    Total...............................................  1,267,411  1,126,272
                                                         ---------- ----------
  Less accumulated depletion, depreciation and
   amortization.........................................    576,914    674,887
                                                         ---------- ----------
    Net property, plant and equipment...................    690,497    451,385
                                                         ---------- ----------
Deferred Income Tax Assets..............................     22,809     28,826
Other Assets............................................      6,440     12,501
                                                         ---------- ----------
    Total............................................... $  780,784 $  565,070
                                                         ========== ==========

          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------
Current Liabilities:
  Accounts payable--trade............................... $   72,518 $   45,528
  Short-term borrowings.................................         --         --
  Current portion of capital lease obligations..........     16,810     10,874
  Other.................................................      2,580      5,190
                                                         ---------- ----------
    Total current liabilities...........................     91,908     61,592
                                                         ---------- ----------
Bank Revolving Credit Agreement.........................         --         --
                                                         ---------- ----------
Capital Lease Obligations...............................    205,634    222,444
                                                         ---------- ----------
Gas Sales Obligation....................................    105,000         --
                                                         ---------- ----------
Other Liabilities.......................................     80,329     46,734
                                                         ---------- ----------
Minority Interest Third Party...........................      3,050         --
                                                         ---------- ----------
Shareholders' Equity (Consolidated Statement of
 Shareholders' Equity)..................................    294,863    234,300
                                                         ---------- ----------
    Total............................................... $  780,784 $  565,070
                                                         ========== ==========


                See Notes to Consolidated Financial Statements.

                                EEX CORPORATION

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                   Year Ended December 31
                                                -------------------------------
                                                  1999       1998       1997
                                                ---------  ---------  ---------
                                                       (In thousands)
Common Stock, authorized 150 million shares:
  Balance at beginning of year................  $     424  $   1,271  $ 126,736
  Issued for stock plans (103 and 323
   shares)....................................         --          1        185
  Change in par value to $0.01 from $1.00.....         --         --   (125,650)
  One-for-three reverse split at par value
   (84,775 share reduction)...................         --       (848)        --
                                                ---------  ---------  ---------
  Balance at end of year (Outstanding shares:
   42,483, 42,387, and 127,059)...............        424        424      1,271
                                                ---------  ---------  ---------
Preferred Stock, authorized 10 million shares:
  Balance at beginning of year................         --         --         --
  Issued 1.5 million shares, $0.01 par value..         15         --         --
  Dividend payment............................          1         --         --
                                                ---------  ---------  ---------
  Balance at end of year (1.6 million
   shares)....................................         16         --         --
                                                ---------  ---------  ---------
Paid in Capital:
  Balance at beginning of year................    569,268    570,493    442,246
  Excess of proceeds over par value of common
   stock issued for stock plans...............         --        871      3,075
  Market valuation adjustments of restricted
   stock......................................        302     (2,944)      (478)
  Change in par value of common stock.........         --         --    125,650
  One-for-three reverse common stock split....         --        848         --
  Issuance of preferred stock.................    149,985         --         --
  Dividends on preferred stock................     12,117         --         --
  Stock issue costs...........................     (1,747)        --         --
                                                ---------  ---------  ---------
  Balance at end of year......................    729,925    569,268    570,493
                                                ---------  ---------  ---------
Retained Earnings (Deficit):
  Balance at beginning of year................   (334,698)  (293,772)   (77,669)
  Termination of phantom stock plan...........       (129)        --         --
  Issue common stock from treasury stock......         (7)        --         --
  Net (Loss) applicable to common
   shareholders...............................    (99,914)   (40,926)  (216,103)
                                                ---------  ---------  ---------
  Balance at end of year......................   (434,748)  (334,698)  (293,772)
                                                ---------  ---------  ---------
Unamortized Restricted Stock Compensation:
  Balance at beginning of year................       (206)    (2,877)      (677)
  Grants (98, 50, and 387 shares).............       (597)    (1,195)    (3,874)
  Cancellations (18, 10, and 90 shares).......         21          4        715
  Amortization................................        143      1,032        515
  Market value adjustments....................        196      2,830        444
                                                ---------  ---------  ---------
  Balance at end of year......................       (443)      (206)    (2,877)
                                                ---------  ---------  ---------
Treasury Stock:
  Balance at beginning of year................       (488)      (452)      (230)
  Issuance of shares for restricted stock
   awards (47 and 67 shares)..................         --        452        625
  Cancellations of restricted stock grants (10
   and 90 shares).............................         --        (90)      (847)
  Termination of phantom stock plan; issued
   common stock
   (8 shares).................................        170         --         --
  Issue common stock from treasury stock......          7         --         --
  Repurchase of outstanding shares (55
   shares)....................................         --       (398)        --
                                                ---------  ---------  ---------
  Balance at end of year (14, 22, and 47
   shares)....................................       (311)      (488)      (452)
                                                ---------  ---------  ---------
Shareholders' Equity..........................  $ 294,863  $ 234,300  $ 274,663
                                                =========  =========  =========

                See Notes to Consolidated Financial Statements.

                                EEX CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

  EEX Corporation ("EEX" or the "Company") is an energy exploration company involved in both domestic and international (primarily Indonesia) oil and gas exploration and production. EEX also provides operation and maintenance services, under contract, to two cogeneration plants. Prior to August 5, 1997, Enserch Exploration, Inc. ("Old EEI"), EEX's predecessor, was approximately 83% owned by ENSERCH Corporation ("ENSERCH").

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

  Net Income (Loss) Applicable to Common Shareholders Per Share--Basic net income (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is based on the weighted average number of common shares and all dilutive potential common shares outstanding during the period.

  Oil and Gas Properties--The successful efforts method of accounting is used for oil and gas operations. Under the successful efforts method of accounting, lease acquisition costs are capitalized when incurred. Significant unproved properties are reviewed periodically on a property-by-property basis to determine if there has been an impairment in value, with such impairment charged to expense. All other unproved properties are aggregated and a portion of the costs estimated to be non-productive, based on historical experience, is amortized over the average life of the leases. Geological and geophysical costs and the costs of carrying and retaining undeveloped properties are expensed as incurred. Exploratory drilling costs are initially capitalized when incurred, but charged to expense if the well is deemed commercially unsuccessful.

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

                                EEX CORPORATION

  Derivative Instruments--The Company enters into swaps, options, collars and other derivative contracts to hedge the price risks associated with a portion of anticipated future oil and gas production. Realized gains and losses on settled derivative contracts are deferred and recognized as adjustments to oil and gas revenues in the applicable period(s) hedged. In applying hedge accounting, the Company periodically monitors the correlation of changes in the value of its derivative contracts with that of the prices the Company realizes for its production. In the event of a lack of significant correlation, as might occur in the event of a major market disturbance, certain of the Company's derivative contracts no longer may qualify for hedge accounting, and would be marked to market accordingly. If the instruments are terminated prior to maturity, resulting gains and losses continue to be deferred until the hedged item is recognized in revenue. The Company may also enter into interest rate swaps to manage risk associated with interest rates and reduce the Company's exposure to interest rate fluctuations. Interest rate swaps are valued on a periodic basis, with resulting differences recognized as an adjustment to interest and other financing costs over the term of the agreement. The Company does not enter into derivative contracts for trading purposes.

  Stock Based Employee Compensation--Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," (SFAS 123) encourages, but does not require companies to record compensation cost for stock based employee compensation plans at fair value. In accordance with the SFAS 123, EEX has elected to continue to account for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of EEX's stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation cost for restricted stock awards is based on the quoted market price of EEX's stock on the date the award becomes vested (See Note 14).

  Cash and Cash Equivalents--Cash and cash equivalents include highly liquid investments with maturities of three months or less when purchased. In addition, EEX classified as restricted cash, the collateral deposit required by contractual commitment under a forward purchase facility (See Note 4).

  Revenue Recognition and Gas Imbalances--The Company follows the sales method of accounting for revenue recognition and gas imbalances, which recognizes over and under lifts of gas when sold, to the extent sufficient gas reserves or balancing agreements are in place. Gas sales volumes are not significantly different from the Company's share of production.

3. MAJOR CUSTOMERS

  The Company sold oil and gas production representing more than 10% of its oil and gas revenues for the year ended December 31, 1999, to Shell Oil Company (30%); for the year ended December 31, 1998, to Shell Oil Company (13%); and for the year ended December 31, 1997, to Enserch Energy Services, Inc. (12%). Because alternative purchasers of oil and gas are readily available, the Company believes that the loss of any of its purchasers would not have a material adverse effect on the financial results of the Company.

4. COMMON STOCK TRANSACTIONS

  At a special meeting held on December 8, 1998, the Company's shareholders approved a one-for-three reverse split of the issued and outstanding common stock and a decrease in the number of authorized shares of common stock from 400,000,000 shares to 150,000,000 shares. In the Consolidated Statement of Shareholders' Equity, all activity prior to 1998 has not been restated. All references to the number of common shares and per share amounts elsewhere in the consolidated financial statements and related footnotes have been restated as appropriate to reflect the effect of the split for all periods presented.

  Early in 1998, EEX entered into two forward purchase facilities to repurchase shares of its common stock. EEX initiated several transactions under these facilities, which allow for settlement, at EEX's option, by physical

                                EEX CORPORATION
delivery of the shares to EEX in exchange for cash or on a net basis in either shares of EEX common stock or in cash. For a net basis settlement, to the extent that the market price of EEX's common stock on a settlement date is higher (lower) than the forward purchase price, the net differential is received (paid) by EEX. As of December 31, 1999, transactions under these facilities covered approximately $9.0 million or 796,533 shares of EEX's common stock, with an average forward purchase price of $11.25 per share. If the agreements were settled on a net basis on the December 31, 1999 market price of EEX's common stock ($2.9375 per share), EEX would be obligated to pay approximately $6.6 million in cash, or deliver approximately 2,254,974 shares. Under the terms of one of the facilities, EEX deposited in a cash collateral account the amount of $5 million as of December 31, 1999, and may be required to settle the transactions under one of the above-described options prior to the expiration dates of August and September 2000.

5. PREFERRED STOCK TRANSACTION

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

  Each share of Preferred Stock has a stated value of $100 and a current dividend rate of 8% per year, payable quarterly. The 8% dividend rate will be adjusted to a market rate, not to exceed 18%, after seven years or earlier occurrence of certain events including a change of control (as defined). Prior to any adjustment of the dividend rate, the Company may, at the Company's option, accrue dividends or pay them in cash, shares of Preferred Stock or shares of Common Stock. After any adjustment of the dividend rate, dividends must be paid in cash. The Preferred Stock is entitled to a liquidation preference of $100 per share plus accrued and unpaid dividends. The Preferred Stock may be redeemed, in whole but not in part, by the Company at any time for cash at the stated value plus accrued and unpaid dividends. Until any adjustment of the dividend rate, holders of the Preferred Stock will be entitled to cast an aggregate of eight million votes on matters voted upon by the Common Stock holders, and to a separate class vote on certain matters affecting the Preferred Stock. EEX has entered into a Registration Rights Agreement to register under the Securities Act of 1933, and maintain the effectiveness of such registration of, the resale of the Preferred Shares, the Warrants and any Common Stock acquired by Purchaser pursuant to the Warrants. Under the terms of the Agreement, the Purchaser has the right to add a member to the Company's Board of Directors and did so in January 1999. The Purchaser may continue the membership on the Company's Board of Directors if certain conditions are maintained. In the event of a Change of Control, as defined in the Agreement, occurring prior to the sixth anniversary of the closing of the transaction, the Purchaser has the right to exchange all or part of the Preferred Stock and Warrants proportionally for EEX Common Stock at the rate of 18.6047 shares of Common Stock for each share of Preferred Stock (and proportionate number of Warrants), provided that the Company may, under certain circumstances, pay a portion of the exchange in cash. The exercise price of the Warrants and the exchange formula related to a Change in Control may be adjusted upon the occurrence of certain events described in the anti-dilution provisions of the Warrants.

  The Warrants were issued in three series, each exercisable for $12 per share of Common Stock: (a) Series A Warrants to acquire 10.5 million shares, exercisable for 10 years; (b) Series B Warrants to acquire 2.5 million shares, exercisable for 7 years, and (c) Series C Warrants to acquire 8 million shares, exercisable for 7 years. The Series A and Series B Warrants are exercisable for cash or by utilizing shares of Preferred Stock at the stated value on a gross or net basis. The Series C Warrants are exercisable only as a stock appreciation right (entitled to receive the cash difference between the exercise price and the market price of the Common Stock on the trading day prior to the date of exercise), unless the Company, prior to July 30, 2002, elects to allow the Series

                                EEX CORPORATION

C Warrants to be exercised for cash or by utilizing shares of Preferred Stock at the stated value on a gross or net basis.

  The purchasers agreed to standstill provisions for 10 years that restrict their purchases of additional shares of Common Stock, prohibit sales by the purchasers of Common Stock or Warrants to any person or group that would beneficially own more than 10% (5% in the case of a competitor of the Company) of the outstanding Common Stock after the sale, prohibits the purchasers from proposing business combinations involving the Company or soliciting proxies, and limits the purchasers' aggregate voting rights to one vote less than 20% of the aggregate number of votes entitled to be cast on any matter by holders of Common Stock or any other class of capital stock.

  EEX paid in-kind dividends during 1999 on the Preferred Stock as follows:

                                                             Amount of Number of
                                                             Dividends Preferred
                                                                (In     Shares
   Date                                                      millions)  Issued
   ----                                                      --------- ---------
   December 31, 1999........................................   $3.2     31,788
   September 30, 1999.......................................   $3.1     31,164
   June 30, 1999............................................   $3.0     30,554
   March 31, 1999...........................................   $2.8     27,667

6. TESORO ACQUISITION

  On December 17, 1999, the Company closed a stock purchase of certain oil and gas properties and pipeline assets of Tesoro. A Stock Purchase Agreement dated as of October 8, 1999, between EEX Operating LLC ("EEX Operating") and Tesoro and Tesoro Gas Resources Company, Inc. was amended on December 16, 1999, and three corollary purchase agreements were entered into on December 17, 1999. Collectively, the purchase agreements provided for the purchase of (i) all of the member interests in four limited liability companies which, together, own all of the partnership interests of Tesoro E&P Company, L.P. (whose name was changed after closing to EEX E&P Company, L.P., "E&P L.P."), owner of the oil and gas assets ("Oil and Gas Interests"), and (ii) all of the issued and outstanding stock of Tesoro Natural Gas Company (whose name was changed after closing to EEX Natural Gas Company) and Tesoro Gathering Company (whose name was changed after closing to EEX Gathering Company), which, together, own all of the partnership interests in Tesoro Pipeline Company, L.P. (whose name was changed after closing to EEX Pipeline Company, L.P.), which owns partnership interests in pipeline and gathering systems ("Pipeline Interests"). The adjusted purchase price for the Oil and Gas Interests was $209.1 million and for the Pipeline Interests, $5.7 million.

  EEX Operating acquired the Pipeline Interests. The Oil and Gas Interests were acquired by EEX Reserves Funding LLC ("ERF"), a limited liability company half-owned by subsidiaries of the Company, EEX Operating (49%) and EEX Capital, Inc. (1%), and half-owned by a third party. The Company has fully consolidated ERF, the limited liability companies owning E&P L.P. partnership interests, E&P L.P., EEX Natural Gas Company, EEX Gathering Company and EEX Pipeline Company, L.P. The third party's 50% equity interest in ERF is reflected in the balance sheet as Minority Interest.

  E&P L.P. owns U.S. domestic properties located principally in South Texas and the Gulf Coast. The properties are primarily natural gas fields that currently produce approximately 76 million cubic feet of gas equivalent per day with an estimated net total proved reserves of 185 billion cubic feet equivalent.

  The Company has also entered into a call option to purchase the third party's equity interest in ERF for the lessor of $5 million or the fair market value of the third party's interest, provided that the fair market value shall

                                EEX CORPORATION
not exceed the equity percentage represented by the third party's interest in the oil and gas reserves of E&P L.P. This call option is payable in either cash or common stock of EEX Corporation, or a combination of cash and EEX Corporation common stock, at the Company's option. This call option is at any time after the termination of the forward sale between the third party and E&P L.P., but terminates five years after the date after the termination of the forward sale contract.

  E&P L.P. entered into a $105 million forward sale agreement with a third party for approximately 50 billion cubic feet equivalent of production from E&P L.P. through December 2004 that was prepaid upon the close of the purchase transaction (See Note 11).

  The Company also loaned $101 million to ERF. The loan is in the form of a subordinated convertible note that at the Company's option is convertible into ERF units. The convertible note will accrete in value at a rate of 11.5 % per annum, compounded quarterly, commencing on March 31, 2000. Beginning January 1, 2005, interest will accrue at a rate of 14.5% per annum and will be payable in cash quarterly commencing on March 1, 2005 until the principal amount is paid or made available for payment.

  The transaction described above has been accounted for using the purchase method of accounting and has been included in the EEX Consolidated Financial Statements for the period December 17, 1999 through December 31, 1999.

  The following table sets forth certain financial information for the Company, on an unaudited pro forma basis, assuming the acquisition occurred January 1, 1999 and January 1, 1998. The pro forma data is based on numerous assumptions and is not necessarily indicative of future results of operations.

                                                              (Unaudited)
                                                             Pro Forma For
                                                            the Year Ended
                                                       -------------------------
                                                       December 31, December 31,
                                                           1999         1998
                                                       ------------ ------------
                                                             (In millions,
                                                        except per share data)
Revenues..............................................    $  237       $  291
Operating Income (Loss)...............................       (62)           1
Net (Loss) Applicable to Common Shareholders..........      (102)         (39)
Basic and Diluted Net (Loss) per Share................    $(2.42)      $(0.92)

7. IMPAIRMENT OF PRODUCING OIL AND GAS PROPERTIES

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

  The process by which the Company assesses its assets under SFAS 121 starts with a comparison of the carrying value of an asset to its estimated future undiscounted net cash flow ("Future Value"). These net cash flows are prepared by the Company or its independent petroleum consultant, Netherland, Sewell & Associates, Inc. This analysis uses a multi-year market based commodity price forecast in effect at year-end 1999. The base prices used in this analysis for 2000 annual cash flows were $22.75 per barrel of oil and $2.17 per million British Thermal Units of gas. This analysis is generally prepared at a field level or field-group level. The fields or groups reflect the lowest level for which cash flows are reasonably and separately identifiable and for which the assets possess common operational infrastructure and geographic proximity.

                                EEX CORPORATION

  Where insufficient Future Value is projected to recover the carrying value of an asset, a determination of fair value is made. Fair value is estimated by discounting the annual net cash flows at a rate of 10% per annum. The carrying value of the asset is reduced to its estimated fair value.

  Assets held for sale are carried at the lower of cost or estimated net realizable value.

  Based upon the resulting fair values at December 31, 1999, the carrying value of Long-Lived Assets was reduced and a pre-tax charge of $26 million for impairment was recorded for oil and gas properties located in the Onshore/Shelf business segment, primarily due to downward reserve revisions and higher abandonment cost estimates.

8. UNUSUAL CHARGES

  In December 1999, EEX entered into an agreement for early termination of the R&B Falcon C. Kirk Rhein, Jr. rig at a net cost to EEX of $4 million. This is reflected in the Consolidated Statement of Operations as exploration expense as of December 31, 1999.

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

  The Company incurred approximately $27 million of restructure costs in 1997, which are classified as general, administrative and other expense in the Consolidated Statement of Operations. Cash requirements for these charges totaled $14 million in 1997, $11 million in 1998 and the remainder in 1999.

9. SUPPLEMENTAL CASH FLOW INFORMATION

  Cash paid for interest, net of amounts capitalized, was $12 million in 1999, $19 million in 1998 and $25 million in 1997. Net cash income taxes were $2.4 million in 1998 and refunds of $0.1 million in 1999 and $5.6 million in 1997.

  On December 17, 1999, EEX closed the Tesoro acquisition at a net cost of $215 million. The purchase price was adjusted for estimated working capital changes between the effective date and the closing date. The timing of these working capital balances resulted in an adjusted cash purchase price of $212 million as of December 31, 1999. This amount is reflected in the Consolidated Statement of Cash Flows as the Tesoro acquisition, net.

  In October 1998, EEX exchanged substantially all of its properties located in West Texas for properties in the Gulf of Mexico Shelf plus $9 million in cash consideration. The effective date for this exchange was January 1, 1998. The Company accounted for the exchange of interests as a nonmonetary transaction whereby the basis in the exchanged properties became the new basis in the properties received as reduced by the cash consideration. No gain or loss was recognized as a result of the exchange of interests in accordance with Statement of Financial Accounting Standards No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies."

  In December 1998, EEX agreed to exchange its operated oil and gas producing properties in Louisiana plus compensation of approximately $7 million for interests in the East Cameron Block 349/350 field. This exchange was completed on January 21, 1999. No gain or loss was recognized as a result of the exchange of interests in accordance with Statement of Financial Accounting Standards No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies."

                                EEX CORPORATION

10. BORROWINGS AND CREDIT AGREEMENTS

  EEX has a $350 million revolving credit line with a group of banks that matures on June 27, 2002, of which none was outstanding at December 31, 1999. The revolving credit agreement limits, at all times, total debt, as defined, to the lesser of 60% of capitalization, as defined, or $1 billion, and prohibits liens on property except under certain circumstances. The interest rate ranges from the London Inter-Bank Offered Rate (LIBOR) plus 0.55% to 1.30% per annum, plus a facility fee of 0.20% to 0.45% per annum, depending upon the capitalization ratio. A portion of the funds available under the revolving credit line may be borrowed on a short-term basis at current money market rates.

  The following is a calculation of the debt to capital ratio as defined in the revolving credit agreement (in thousands):

                                                                Year Ended
                                                                December 31
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
   Bank revolving credit agreement.......................... $     --  $     --
   Short-term borrowings ...................................       --        --
   Capital lease obligations................................  222,444   233,318
   Operating lease obligations..............................    5,388     6,857
                                                             --------  --------
     Total Consolidated Debt................................ $227,832  $240,175
   Consolidated Net Worth...................................  294,863   234,300
                                                             --------  --------
     Total Consolidated Debt and Net Worth.................. $522,695  $474,475
                                                             ========  ========
     Maximum permitted Debt to Capital Ratio................       60%       60%
     Debt to Capital Ratio..................................       44%       51%

  The following is a summary of interest and other financing costs (in thousands):

                                                         1999    1998    1997
                                                        ------- ------- -------
   Interest costs incurred............................. $17,686 $18,987 $30,645
   Interest capitalized................................      --      --      --
                                                        ------- ------- -------
   Interest charged to expense......................... $17,686 $18,987 $30,645
                                                        ======= ======= =======

11. GAS SALES OBLIGATION

  E&P L.P. entered into a $105 million forward sale agreement with a third party for approximately 50 billion cubic feet equivalent of production from E&P L.P. through December 2004 that was prepaid upon the close of the purchase transaction. The third party receives an adjusted index price monthly for the committed volume. In the event production is not delivered, the obligation will be settled with a cash payment from E&P L.P. The third party also has a lien on the E&P L.P. oil and gas properties as security in the event the committed volumes are not delivered or cash payment is not made. The forward sale agreement also enables E&P L.P. to act as the third party's marketing agent to market the committed production. E&P L.P., at its discretion, may terminate the prepayment obligation by paying the third party a predetermined amount. The prepayment has been recorded as a gas sales obligation in the Consolidated Balance Sheet. Payments under this obligation will be amortized on the interest method through final pay out. This obligation is not debt for purposes of determining the debt to capital ratio under the bank revolving credit agreement described in Note 10 above.

12. LEASE COMMITMENTS

  In December 1996, the Cooper Project equipment and facilities were refinanced through certain financial institutions. EEX simultaneously entered into two leases of the facilities extending through December 30, 2010, with the option to renew the leases, with the consent of the lessors, for up to five years. For accounting purposes, these leases are classified as capital leases. The Company has the option to purchase the facilities for fair market

                                EEX CORPORATION
value on any renewal date, or for fixed amounts or fair market value at the end of the initial lease term. The leases also contain two early buy-out options in January 2003 and 2006, on which the Company may purchase the facilities for $185 million and $133 million, respectively, and other fixed purchase options. The first purchase option occurs July 2001, at the greater of $205 million or fair market value. A termination of the lease at times other than those fixed for early buy-out or purchase options requires the payment of a termination payment computed under the lease, including potential make-whole penalties. Interest on the leases was fixed at 6.43%. The equipment and facilities may not be removed from U.S. waters under the lease provisions. At December 31, 1999, EEX was required to maintain a $65 million four-year letter of credit in support of the equity owners of the leased facilities. The commitment fee incurred associated with the letter of credit totaled $0.8 million, $0.2 million and $0.5 million in 1999, 1998 and 1997, respectively. As of January 31, 2000, the letter of credit increased to $70 million.

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

  Amortization of assets recorded under capital leases is included in depreciation, depletion and amortization expense.

  EEX also leases buildings and office space under noncancellable operating leases that expire at various dates through 2002.

  Estimated future minimum payments under noncancellable operating and capital leases with initial or remaining terms of one year or more at December 31, 1999 are as follows (in thousands):

                                                             Operating Capital
                                                              Leases    Leases
                                                             --------- --------
2000........................................................  $2,075   $ 30,948
2001........................................................   2,204     25,998
2002........................................................   2,004     26,000
2003........................................................     255     25,999
Thereafter..................................................      --    184,706
                                                              ------   --------
  Total.....................................................  $6,538    293,651
                                                              ======
  Less interest factor......................................             71,207
                                                                       --------
  Capital lease obligations.................................           $222,444
                                                                       ========

  Assets recorded under capital leases, excluding any investment since lease inception, are as follows (in thousands):

                                                              1999      1998
                                                            --------  --------
Property and equipment..................................... $249,699  $249,699
Accumulated depreciation................................... (112,802) (106,399)
                                                            --------  --------
  Total.................................................... $136,897  $143,300
                                                            ========  ========

  Rental expenses incurred under all operating leases totaled $1.8 million, $2.4 million, and $3.6 million in 1999, 1998 and 1997, respectively.

                                EEX CORPORATION

13. MINORITY INTERESTS

  As described in Note 6, the third party's 50% equity interest in ERF is reflected in the Consolidated Balance Sheet as Minority Interest.


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

14. STOCK PLANS

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

  The following is a summary of stock option activity under the 1996 SIP:

                                                               Weighted Weighted
                                                               Average  Average
                                                    Number of  Exercise   Fair
                                                     Shares     Price    Value
                                                    ---------  -------- --------
Options outstanding
  December 31, 1996................................   320,500   $28.68
  Granted..........................................   942,750   $31.71   $12.84
  Exercised........................................        --       --
  Canceled.........................................  (312,917)  $28.68
                                                    ---------   ------
Options outstanding
  December 31, 1997................................   950,333   $31.59
  Granted..........................................   130,000   $25.14   $10.02
  Exercised........................................        --       --
  Canceled.........................................   (59,667)  $28.50
                                                    ---------   ------
Options outstanding
  December 31, 1998................................ 1,020,666   $31.02
  Granted..........................................    85,910   $ 6.56   $ 4.51
  Canceled.........................................  (374,914)  $30.20
                                                    ---------   ------
Options outstanding
  December 31, 1999................................   731,662   $28.58
                                                    =========   ======

                                EEX CORPORATION

  The following is a summary of 1996 SIP stock options outstanding at December 31, 1999:

                                                    Range of Exercise Prices
                                                  ----------------------------
                                                  $6.56  $23.16-$43.50  Total
                                                  ------ ------------- -------
   Options outstanding........................... 85,910    645,752    731,662
   Weighted average remaining contractual life,
    in years.....................................      9          7          8
   Weighted average exercise price............... $ 6.56    $ 31.50    $ 28.58
   Number exercisable............................ 85,910     49,084    134,994
   Weighted average exercise price............... $ 6.56    $ 32.65    $ 16.05

  A summary of restricted stock award activity follows:

                                                         Number of Shares
                                                      -------------------------
                                                       1999     1998     1997
                                                      -------  -------  -------
   Outstanding--Beginning of year.................... 168,667  123,477   23,333
     Awarded......................................... 399,343   53,000  130,144
     Restrictions lifted.............................  (5,022)  (4,477)      --
     Canceled........................................ (11,569)  (3,333) (30,000)
                                                      -------  -------  -------
   Outstanding--End of year.......................... 551,419  168,667  123,477
                                                      =======  =======  =======

  The weighted average grant date fair value per share of restricted stock awarded during 1999, 1998 and 1997 was $3.60, $23.76 and $30.06, respectively. Fair value is equal to the common stock fair market value on the grant date.

  In 1998, the Company adopted the 1998 Stock Incentive Plan ("1998 SIP") for directors, officers and eligible full-time employees. The 1998 SIP provides for awards of restricted stock, stock options and stock appreciation rights, and 2.5 million shares of common stock are reserved for issuance. Option terms and restrictions on restricted stock may be set by the Compensation Committee of the Board of Directors (the "Committee"), but the exercise price may be no less than the fair market value on the date of the grant. In September and October 1998, the Committee made grants of options totaling 519,775 shares under the "Performance Option Program." Performance grants will become exercisable, in part or whole, only if EEX stock achieves designated performance goals over a three-year period ending 2001, and have not been included in the table below. Options granted under the 1998 SIP become exercisable over three years and expire after ten years.

  The following is a summary of basic stock option activity under the 1998
SIP:

                                                          Weighted     Weighted
                                            Number of     Average      Average
                                             Shares    Exercise Price Fair Value
                                            ---------  -------------- ----------
   Options outstanding
     December 31, 1997.....................        --          --
     Granted...............................   329,850      $12.24       $4.83
     Canceled..............................    (4,117)     $11.16
                                            ---------      ------
   Options outstanding
     December 31, 1998.....................   325,733      $12.27
     Granted............................... 1,376,867      $ 5.97       $4.11
     Canceled..............................  (205,823)     $ 7.37
                                            ---------      ------
   Options outstanding
     December 31, 1999..................... 1,496,777      $ 7.15
                                            =========      ======

                                EEX CORPORATION

  The following is a summary of 1998 SIP stock options outstanding at December 31, 1999:

                                                 Range of Exercise Prices
                                             ---------------------------------
                                              $4.00-
                                               $6.00   $11.16-$15.47   Total
                                             --------- ------------- ---------
   Options outstanding...................... 1,225,704    271,073    1,496,777
   Weighted average remaining contractual
    life, in years..........................         9          9            9
   Weighted average exercise price.......... $    5.97    $ 12.48    $    7.15
   Number exercisable.......................     1,433     91,630       93,063
   Weighted average exercise price.......... $    6.00    $ 12.46    $   12.36

  A summary of restricted stock award activity follows:

                                                                Number of Shares
                                                                ----------------
                                                                 1999  1998 1997
                                                                ------ ---- ----
   Outstanding--Beginning of year..............................     --  --   --
     Awarded................................................... 68,400  --   --
     Restrictions lifted.......................................     --  --   --
     Canceled..................................................     --  --   --
                                                                ------ ---  ---
   Outstanding--End of year.................................... 68,400  --   --
                                                                ====== ===  ===

  The weighted average grant date fair value per share of restricted stock awarded during 1999 was $2.81. Fair value is equal to the common stock fair market value on the grant date.

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

  A summary of stock option activity under the 1997 SOP follows:

                                              Number      Weighted     Weighted
                                                of        Average      Average
                                              Shares   Exercise Price Fair Value
                                             --------  -------------- ----------
   Options outstanding
     December 31, 1996......................       --          --
     Granted................................  126,667      $30.51       $11.61
     Exercised..............................       --          --
     Canceled...............................   (5,000)     $32.25
                                             --------      ------
   Options outstanding
     December 31, 1997......................  121,667      $30.48
     Granted................................   25,333      $11.37       $ 4.44
     Canceled...............................   (1,667)     $32.25
                                             --------      ------
   Options outstanding
     December 31, 1998......................  145,333      $27.15
     Granted................................  248,200      $ 2.86       $ 1.96
     Canceled............................... (129,199)     $26.99
                                             --------      ------
   Options outstanding
     December 31, 1999......................  264,334      $ 4.39
                                             ========      ======

                                EEX CORPORATION

  The following is a summary of 1997 SOP stock options outstanding at December 31, 1999:

                                                     Range of Exercise Prices
                                                    --------------------------
                                                    $2.72-$7.97 $32.25  Total
                                                    ----------- ------ -------
   Options outstanding.............................   251,000   13,334 264,334
   Weighted average remaining contractual life, in
    years..........................................        10        7      10
   Weighted average exercise price.................   $  2.91   $32.25 $  4.39
   Number exercisable..............................     2,800   12,778  15,578
   Weighted average exercise price.................   $  7.97   $32.25 $ 27.89

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

  A summary of stock option activity under the 1996 SOP follows:

                                              Number      Weighted     Weighted
                                                of        Average      Average
                                              Shares   Exercise Price Fair Value
                                             --------  -------------- ----------
   Options outstanding
     December 31, 1996......................  363,317      $33.00
     Granted................................  137,733      $26.91       $12.84
     Canceled............................... (176,457)     $32.88
                                             --------      ------
   Options outstanding
     December 31, 1997......................  324,593      $30.48
     Granted................................  207,033      $25.62       $10.20
     Canceled............................... (110,650)     $32.19
                                             --------      ------
   Options outstanding
     December 31, 1998......................  420,976      $27.63
     Granted................................       --          --           --
     Canceled............................... (368,938)     $27.42
                                             --------      ------
   Options outstanding
     December 31, 1999......................   52,038      $28.37
                                             ========      ======

  The following is a summary of stock options outstanding under the 1996 SOP at December 31, 1999:

                                                 Range of Exercise Prices
                                             ---------------------------------
                                             $9.19-$19.41 $23.53-$33.00 Total
                                             ------------ ------------- ------
   Options outstanding......................     2,816       49,222     52,038
   Weighted average remaining contractual
    life, in years..........................         9            7          8
   Weighted average exercise price..........    $13.63       $29.22     $28.37
   Number exercisable.......................        --       26,308     26,308
   Weighted average exercise price..........    $   --       $32.46     $32.46

                                EEX CORPORATION

  On December 7, 1999, the Committee initiated an offer to certain holders of stock options with exercise prices greater than $20.00 under the 1996 SIP, the 1996 SOP and the 1997 SOP. If accepted by the holder, the offer provided that, effective December 7, 1999, the designated options would be exchanged for restricted stock granted under the 1996 SIP and the 1998 SIP. The amount of the restricted stock was computed using the Black Scholes options pricing model. The forfeiture restrictions on the restricted stock lapse as to one-third of the grant annually beginning December 7, 2000. The effect of this exchange is shown in the tables above. The restricted stock under the exchange was not issued at December 31, 1999.

  Total compensation cost recognized in income for 1999, 1998 and 1997 for stock based employee compensation awards was immaterial. Had compensation cost for the Company's plans been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                1999       1998      1997
                                              ---------  --------  ---------
   Net (Loss) Applicable to Common
    Shareholders
     As reported............................. $ (99,914) $(40,926) $(216,103)
     Pro forma............................... $(104,555) $(44,252) $(218,663)
   Basic and Diluted Net (Loss) Per Share
     As reported............................. $   (2.37) $  (0.97) $   (5.12)
     Pro forma............................... $   (2.48) $  (1.05) $   (5.18)

  The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts as additional awards in future years are anticipated.

  Fair value of options was calculated by using the Black Scholes options pricing model using the following weighted average assumptions:

                                                               1999  1998  1997
                                                               ----  ----  ----
   Risk free interest rate.................................... 6.10% 5.36% 6.26%
   Expected volatility........................................   49%   42%   37%
   Expected dividend yield.................................... None  None  None

15. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

  The Company's operations involve managing market risks related to changes in interest rates and commodity prices. Derivative financial instruments, specifically swaps, futures, options and other contracts, are used to reduce and manage those risks.

  Commodity Hedging Activities--The Company addresses market risk by selecting instruments whose value fluctuations correlate strongly with the underlying commodity being hedged. The Company enters into swaps, options, collars and other derivative contracts to hedge the price risks associated with a portion of anticipated future oil and gas production. While the use of hedging arrangements limits the downside risk of adverse price movements, it may also limit future gains from favorable movements. Under these agreements, payments are received or made based on the differential between a fixed and a variable product price. These agreements are settled in cash at or prior to expiration or exchanged for physical delivery contracts. The Company does not obtain collateral to support the agreements but monitors the financial viability of counter-parties and believes its credit risk is minimal on these transactions. In the event of nonperformance, the Company would be exposed to price risk. The Company has some risk of accounting loss since the price received for the product at the actual physical delivery point may differ from the prevailing price at the delivery point required for settlement of the hedging transaction.

                                EEX CORPORATION

  Oil and gas hedging activities decreased 1999 revenues by $1.9 million and 1997 revenues by $11.0 million and increased 1998 revenues by $7.5 million.

  At December 31, 1999, EEX had outstanding natural gas swaps that were entered into as hedges extending through December 31, 2004 to exchange payments on 10 Bcf of natural gas. At December 31, 1999, the weighted average strike price and market price per Mcf of natural gas was $2.71 and $2.58, respectively. At December 31, 1999 there were $1.6 million of net unrealized and unrecognized hedging gains based on the difference between the average strike price and the New York Mercantile Exchange futures price for the applicable trading month.

  At December 31, 1999, EEX had outstanding natural gas collars that were entered into as hedges extending through December 31, 2001 to exchange payments on 19 Bcf of natural gas. At December 31, 1999, the weighted average floor and ceiling strike price and market price per Mcf of natural gas was $2.54, $2.87 and $2.51, respectively. At December 31, 1999, there were $1.7 million of net unrealized and unrecognized hedging gains based on the difference between the strike price and the New York Mercantile Exchange futures price for the applicable trading month.

  At December 31, 1999, EEX had outstanding hedging transactions extending through December 31, 2000 to exchange payments on 6 Bcf of natural gas with an average strike price of $2.23. At December 31, 1999, there were $1 million of net unrealized and unrecognized hedging gains based on the difference between the strike price and the New York Mercantile Exchange futures price for the applicable trading month.

  Fair Value of Financial Instruments--At December 31, 1999, the estimated proceeds the Company would have received to terminate or otherwise settle all open gas hedging activities was $4.3 million, which represented their estimated fair value.

16. INCOME TAXES

  Prior to August 5, 1997, EEX's operations were included in ENSERCH's consolidated federal income tax return. Pursuant to a tax sharing agreement, EEX and ENSERCH made or received payments determined as though EEX and its subsidiaries filed a separate consolidated federal income tax return. On August 5, 1997, EEX became a separate taxable entity (See Note 1).

Provision (Benefit) for Income Taxes (in thousands):

                                                      1999    1998      1997
                                                     ------  -------  --------
   Current:
     Federal........................................ $   --  $   741  $ (3,945)
     Foreign........................................   (317)   2,432        --
     State..........................................    220    1,227       461
                                                     ------  -------  --------
       Total........................................    (97)   4,400    (3,484)
   Deferred--Federal................................  6,988   (9,397)  (55,461)
                                                     ------  -------  --------
     Total provision (benefit)...................... $6,891  $(4,997) $(58,945)
                                                     ======  =======  ========

                                EEX CORPORATION

  Reconciliation of Income Taxes (Benefit) computed at the Federal Statutory Rate to Provision for Income Taxes (Benefit):

   (Loss) before income taxes:
     Domestic.................................. $(100,998) $(35,135) $(269,081)
     Foreign...................................    20,092    (4,256)    (1,042)
                                                ---------  --------  ---------
       Total................................... $ (80,906) $(39,391) $(270,123)
                                                =========  ========  =========
   Income taxes (benefit) computed at the
    federal statutory rate
    of 35%..................................... $ (28,317) $(13,787) $ (94,543)
     Percentage depletion......................        --        --       (193)
     Foreign taxes.............................      (317)    2,432         --
     State taxes...............................       220     1,227         --
     Valuation allowance on deferred tax
      asset....................................    35,294     5,410     35,254
     Other--net................................        11      (279)       537
                                                ---------  --------  ---------
       Provision for income taxes (benefit).... $   6,891  $ (4,997) $ (58,945)
                                                =========  ========  =========

  The deferred tax effect of the difference in financial accounting basis and income tax basis of EEX's assets and liabilities at December 31, 1999 and 1998 was as follows (in thousands):

                                     1999                          1998
                         -----------------------------  ----------------------------
                           Total    Current Noncurrent   Total    Current Noncurrent
                         ---------  ------- ----------  --------  ------- ----------
Deferred Tax Assets
 (Liabilities):
  Property, plant and
   equipment............ $  61,306   $ --   $  61,306   $ 64,498  $   --   $ 64,498
  Employee benefit
   obligations..........     1,388     --       1,388      2,824      --      2,824
  Accruals and
   allowances...........     2,276    829       1,447      3,246   1,800      1,446
  Foreign corporations..    (1,005)    --      (1,005)     9,230      --      9,230
  Net operating loss....    61,847     --      61,847     17,708      --     17,708
  Valuation allowance...  (102,174)    --    (102,174)   (66,880)     --    (66,880)
                         ---------   ----   ---------   --------  ------   --------
    Net deferred tax
     asset.............. $  23,638   $829   $  22,809   $ 30,626  $1,800   $ 28,826
                         =========   ====   =========   ========  ======   ========

Note: The current portion is included in other current assets in the consolidated balance sheets.

  The Company maintains a valuation allowance to reduce the calculated deferred tax asset to net realizable value in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109). In 1999, EEX decreased the deferred tax asset by $7 million due to the utilization of past foreign net operating losses to shelter the current year foreign earnings of $20 million. The realization of the remaining deferred tax asset is based on expected future earnings and tax planning strategies which include potential sales of assets with fair market values in excess of book and tax cost bases, including the Llano prospect, utilization of excess capacity or sale of the Cooper floating production facility and pipeline, and acceleration of income from the favorable impact from restructuring measures over the last two years. Although the Company has incurred net taxable losses for book purposes in recent years, management believes it is more likely than not that the Company will generate taxable income sufficient to realize a portion of the tax benefits associated with assets which have a tax basis in excess of net cost recorded under the successful efforts method of accounting used for financial reporting purposes. Such assets are primarily represented by seismic costs capitalized for tax purposes but expensed under successful efforts accounting and assets impaired under the provisions of SFAS 121 for which no tax deduction is immediately available. Due to the uncertainty of future income estimates, the additional anticipated earnings

                                EEX CORPORATION
benefit from further realization of the additional tax basis has not been fully recognized at this time and is included in the valuation allowance of $102 million at December 31, 1999 for the Company's deferred tax asset.

  As of December 31, 1999, the Company had approximately $177 million of U.S. net operating loss carryforwards ("NOLs"). The NOLs have expiration dates ranging from 2003 through 2019. Due to the uncertainty of the realization of this tax carryforward, EEX has included in its valuation allowance the full carryforward benefit of $62 million.

17. EMPLOYEE BENEFIT PLANS

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

  Prior to ENSERCH's August 5, 1997 distribution of EEI stock to ENSERCH shareholders (see Note 1), EEX's cost for pension and retiree medical benefits was based on allocations from ENSERCH plans. From August 5, 1997 through December 31, 1999, EEX's costs for these benefits were based on EEX's allocated pension plan assets, employees and retirees based upon information provided by ENSERCH. EEX's share of the ENSERCH pension plan assets and liabilities for accrued benefits have been estimated by EEX based upon information supplied by ENSERCH. After resolving a dispute over the definition of those employees and retirees who are included in the EEX plan, it is expected that these assets will be transferred to EEX's plan providing substantially the same benefits as provided by the ENSERCH plan. The assets are held in a trust account with investments consisting primarily of domestic equities and fixed income funds. For pension benefits, the "benefit obligation" is the projected benefit obligation. For post-retirement benefits, the "benefit obligation" is the accumulated post-retirement benefit obligation.

                                EEX CORPORATION

Employee Benefit Plan Disclosures (in thousands):

                                                              Post-Retirement
                                          Pension Benefits       Benefits
                                          ------------------  ----------------
                                            1999      1998     1999     1998
                                          --------  --------  -------  -------
Assumptions as of December 31:
  Discount rate used in determining
   benefit obligation....................     7.75%     7.00%    7.75%    7.00%
  Expected return on Plan assets.........     9.00%     9.00%
  Rate of compensation increases.........     4.00%     4.00%

Changes in Benefit Obligation:
  Benefit obligation as of beginning of
   period................................ $(19,173) $(23,396) $(8,949) $(8,366)
  Service cost...........................     (634)     (720)      (7)     (22)
  Interest cost..........................   (1,426)   (1,411)    (496)    (584)
  Actuarial liability gain (loss)........      832     3,179    2,220     (117)
  Effect of curtailment..................       --     2,378       --       98
  Participants contribution..............       --        --     (165)    (151)
  Benefits paid..........................      914       797      394      193
                                          --------  --------  -------  -------
    Benefit obligation as of December
     31.................................. $(19,487) $(19,173) $(7,003) $(8,949)
                                          ========  ========  =======  =======
Change in Plan Assets:
  Fair value of Plan assets as of
   beginning of period................... $ 11,820  $ 11,420
  Actual return on assets................      894     1,065
  Employer contributions.................    5,770        --
  Benefits paid..........................     (786)     (665)
                                          --------  --------
Fair value of Plan assets as of December
 31...................................... $ 17,698  $ 11,820
                                          ========  ========
Reconciliation of Funded Status:
  Funded status.......................... $ (1,788) $ (7,353) $(7,003) $(8,949)
  Unrecognized net obligation (asset)....       --        --    3,482    3,755
  Unrecognized actuarial (gain) loss.....   (2,071)   (1,516)    (102)   2,117
                                          --------  --------  -------  -------
    Accrued benefit cost as of December
     31.................................. $ (3,859) $ (8,869) $(3,623) $(3,077)
                                          ========  ========  =======  =======
Components of Net Periodic Benefit Cost:
  Allocations from ENSERCH............... $     --  $     --  $    --  $    --
  Service cost--benefits earned during
   the period............................      634       720        7       22
  Interest cost on projected benefit
   obligation............................    1,426     1,411      496      584
  Expected return on assets..............   (1,181)     (993)      --       --
  Effect of curtailment..................       --    (2,378)      --      (98)
  Amortization--net obligation...........       --        --      273      273
  Amortization--unrecognized (gain)
   loss..................................       11        (1)      --       80
                                          --------  --------  -------  -------
    Net periodic benefit cost............ $    890  $ (1,241) $   776  $   861
                                          ========  ========  =======  =======

  For measurement purposes, a 5.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999 and remains at that level thereafter.

                                EEX CORPORATION

  Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects (in thousands):

                                                     1-Percentage 1-Percentage
                                                        Point        Point
                                                       Increase     Decrease
                                                     ------------ ------------
   Effect on total of service and interest cost for
    1999............................................     $ 41        $ (36)
   Effect on year-end 1999 post-retirement benefit
    obligation......................................     $543        $(475)

  Investment Plan--At December 31, 1999, EEX provided a defined contribution pension plan which permits pre-tax employee contributions and was available to substantially all employees of the Company. The Company's share of costs under the plan was $0.2 million, $0.3 million, and $0.3 million in 1999, 1998, and 1997, respectively. The Company matches up to 60% of the first 6% of employee contributions.

18. RELATED PARTY TRANSACTIONS

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

  The Company had sales to certain ENSERCH companies (Enserch Energy Services, Inc., Lone Star Gas Company and Enserch Processing Company) that totaled $26 million in 1997.

19. COMMITMENTS AND CONTINGENCIES

  EEX is involved in a number of legal and administrative proceedings incident to the ordinary course of its business. In the opinion of management, based on the advice of counsel and current assessment, any liability to EEX relative to these ordinary course proceedings will not have a material adverse effect on EEX's operations or financial condition.

  In addition, EEX is a defendant in Gracy Fund L.P. v. EEX Corporation, et al., ("Gracy Fund"), a class action in Federal District Court for the Northern District of Texas. Gracy Fund is a consolidated case combining two actions filed against EEX in August 1998. In January 1999, plaintiffs in Gracy Fund filed an amended class action complaint against EEX, several of its current and/or former officers and directors and another company, ENSERCH Corporation (the "Consolidated Complaint"). The Consolidated Complaint alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and violations of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 against various defendants. The Consolidated Complaint also alleges Section 10(b), 15 and 20(a) claims on behalf of a class of plaintiffs who acquired EEX's stock pursuant to an October 1996 Registration Statement and Proxy/Prospectus ("EEX Subclass").

  Plaintiffs allege that during the class period, defendants made materially false and misleading statements, and failed to disclose material facts, regarding the value and volume of EEX's proved reserves from its East Texas operations. According to plaintiffs, these purported misrepresentations artificially inflated the price of EEX's common stock throughout the class period, induced the EEX Subclass to approve the merger that spun EEX off from ENSERCH Corporation and induced the EEX Subclass to acquire stock pursuant to the Registration Statement and Proxy/Prospectus issued regarding this merger.

                                EEX CORPORATION

  The Company intends to contest this action vigorously and filed motion to dismiss the Consolidated Complaint on March 8, 1999. The motion has been fully briefed and under submission to the court since June 23, 1999. All discovery is stayed pending the determination of the motion to dismiss. Since it has not yet been determined whether, or to what extent, the plaintiffs have pled a viable complaint, the Company cannot predict the outcome of this matter at this time.

  The operations and financial position of EEX continues to be affected from time to time in varying degrees by domestic and foreign political developments as well as legislation and regulations pertaining to restrictions on oil and gas production, imports and exports, natural gas regulation, tax increases, environmental regulations and cancellation of contract rights. Both the likelihood of such occurrences and their overall effect on the Company vary greatly and are not predictable. These uncertainties are part of a number of items that EEX has taken and will continue to take into account in periodically establishing accounting reserves.

  In the fourth quarter of 1998, EEX signed a contract with a major drilling company to provide and operate an offshore drilling rig for use in Deepwater drilling activities. The contract covers a basic period of three years at an approximate average day rate of $130,000 commencing in July 1999. As of January 1, 2000, approximately 913 days remained under the contract at a cost of $122 million.

  As of December 31, 1999, the Company has a future volumetric delivery obligation of approximately 16 billion cubic feet of natural gas to Encogen One Partners, Ltd.

20. OTHER INFORMATION

  Major accounts in certain line items of the Consolidated Balance Sheets are (in thousands):

                                                                 1999    1998
                                                                ------- -------
   Other current assets prepaid costs related to Mudi Field...  $ 5,941 $ 5,784
                                                                ======= =======
   Other non-current liabilities
     Accrued liabilities for restoration, dismantlement and
      abandonment costs.......................................  $42,756 $25,157
                                                                ======= =======
     Advances from partners...................................  $20,604 $ 7,046
                                                                ======= =======

21. NEW ACCOUNTING STANDARD

  In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which is effective for fiscal years beginning after June 15, 2000, with earlier adoption encouraged. FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. EEX has not yet determined what the effect, if any, of SFAS No. 133 will be on results of operations and financial position. EEX will adopt this accounting standard as required by January 1, 2001.

                                EEX CORPORATION

22. SEGMENT INFORMATION
  Segment information has been prepared in accordance with Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information. EEX has determined that its reportable segments are those that are based on the Company's method of internal reporting. EEX has four reportable segments, which are primarily in the business of natural gas and crude oil exploration and production: Deepwater Operations, Deepwater FPS/Pipelines, Onshore/Shelf and International. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. EEX's reportable segments are consistent with the Company's business strategy. Financial information by operating segment is presented below (in thousands):

                                   Deepwater
                         ------------------------------
                         Operations(a) FPS/Pipelines(b) Onshore/Shelf   International Other(c)    Total
                         ------------- ---------------- -------------   ------------- --------  ---------
1999:
  Total Revenues........   $     --        $     --       $ 116,118        $54,601    $  6,655  $ 177,374
  Production and
   operating costs......         --              --          23,241         16,097          --     39,338
  Exploration costs.....     70,386              --          12,034          3,949          --     86,369
  Depletion,
   depreciation and
   amortization.........         --           5,400          78,531         10,148       1,323     95,402
  Other costs...........         --              --           5,366 (d)         --      20,293     25,659
                           --------        --------       ---------        -------    --------  ---------
  Operating Income
   (Loss)...............    (70,386)         (5,400)         (3,054)        24,407     (14,961)   (69,394)
  Interest Income.......         --              --              --             --       6,224      6,224
  Interest and other
   financing costs......         --         (14,361)           (765)            --      (2,560)   (17,686)
                           --------        --------       ---------        -------    --------  ---------
  Income (Loss) before
   income taxes.........   $(70,386)       $(19,761)      $  (3,819)       $24,407    $(11,297) $ (80,856)
                           ========        ========       =========        =======    ========  =========
  Long-Lived Assets.....   $ 47,782        $144,150       $ 432,015        $60,638    $  5,912  $ 690,497
                           ========        ========       =========        =======    ========  =========
  Additions to Long-
   Lived Assets.........   $ 52,595        $ 15,533       $ 304,018        $14,797    $  1,331  $ 388,274
                           ========        ========       =========        =======    ========  =========
1998:
  Total Revenues........   $     --        $     --       $ 167,668        $29,270    $ 22,114  $ 219,052
  Production and
   operating costs......         --              --          36,002         10,859          --     46,861
  Exploration costs.....     19,581              --          13,542         12,021          --     45,144
  Depletion,
   depreciation and
   amortization.........         --              --         101,925          8,421       1,144    111,490
  Other costs...........         --              --          10,121 (d)         --      26,433     36,554
                           --------        --------       ---------        -------    --------  ---------
  Operating Income
   (Loss)...............    (19,581)             --           6,078         (2,031)     (5,463)   (20,997)
  Interest Income.......         --              --              --             --         593        593
  Interest and other
   financing costs......         --              --         (15,222)            --      (3,765)   (18,987)
                           --------        --------       ---------        -------    --------  ---------
  (Loss) before income
   taxes................   $(19,581)       $     --        $ (9,144)       $(2,031)   $ (8,635) $ (39,391)
                           ========        ========       =========        =======    ========  =========
  Long-Lived Assets.....   $ 42,236        $     --       $ 346,975        $55,800    $  6,374  $ 451,385
                           ========        ========       =========        =======    ========  =========
  Additions to Long-
   Lived Assets.........   $ 20,552        $     --       $  88,940        $54,000    $  2,328  $ 165,820
                           ========        ========       =========        =======    ========  =========
1997:
  Total Revenues........   $     --        $     --       $ 310,643        $    --    $  3,570  $ 314,213
  Production and
   operating costs......         --              --          48,960             --          --     48,960
  Exploration costs.....         --              --          69,717            882          --     70,599
  Depletion,
   depreciation and
   amortization.........         --              --         401,538             --       3,059    404,597
  Other costs...........         --              --          16,421 (d)         --      13,989     30,410
                           --------        --------       ---------        -------    --------  ---------
  Operating (Loss)......         --              --        (225,993)          (882)    (13,478)  (240,353)
  Interest Income.......         --              --              --             --         875        875
  Interest and other
   financing costs......         --              --         (16,141)            --     (14,504)   (30,645)
                           --------        --------       ---------        -------    --------  ---------
  (Loss) before income
   taxes................   $     --        $     --       $(242,134)       $  (882)   $(27,107) $(270,123)
                           ========        ========       =========        =======    ========  =========
  Long-Lived Assets.....   $     --        $     --       $ 684,739        $18,419    $  5,829  $ 708,987
                           ========        ========       =========        =======    ========  =========
  Additions to Long-
   Lived Assets.........   $     --        $     --       $ 161,499        $13,140    $  5,508  $ 180,147
                           ========        ========       =========        =======    ========  =========

-------
(a) In connection with the transition to independent status in 1997, the Company began managing its Gulf of Mexico activities in two major areas:
    Deepwater and Onshore/Shelf. The Company did not track this activity separately until 1998 when operations in this segment became significant. Prior to 1998, Deepwater activities were included in the Onshore/Shelf segment.
(b) In connection with the abandonment of the Cooper Field in 1999, the Company began managing the FPS/Pipelines separately. Prior to 1999, the operations of the FPS/Pipelines were considered assets committed to the Cooper Field and were included in the Onshore/Shelf segment.
(c) Includes primarily Cogeneration Plant Operations, General and Administrative and gains/loss on hedging and sale of assets.
(d) Includes taxes other than income.

                                EEX CORPORATION

23. SUPPLEMENTARY OIL AND GAS INFORMATION (UNAUDITED)

  Oil and Gas Producing Activities--The following tables (in thousands) set forth information relating to oil and gas producing activities of EEX. Reserve data for natural gas liquids attributable to leasehold interests owned by the Company are included in oil and condensate.

                                                           1999       1998
                                                         ---------  ---------
   Capitalized Costs:
     Proved oil and gas properties...................... $ 935,360  $ 799,948
     Floating Production System and Pipelines...........   232,908    228,844
     Unproved oil and gas properties....................    91,097     77,482
     Accumulated depletion, depreciation and
      amortization......................................  (574,778)  (668,512)
                                                         ---------  ---------
       Total net capitalized cost....................... $ 684,587  $ 437,762
                                                         =========  =========

                                   1999             1998             1997
                             ---------------- ---------------- ----------------
                                       Non-             Non-             Non-
                               U.S.    U.S.     U.S.    U.S.     U.S.    U.S.
                             -------- ------- -------- ------- -------- -------
   Costs Incurred:
   Property acquisition
    costs:
     Proved................. $238,749 $ 4,523 $  7,990 $35,555 $     -- $    --
     Unproved...............    4,767      --   14,168     473   24,970     200
   Exploration costs........   79,618   4,143   59,729   6,501   50,220   1,428
   Development costs........   79,091  10,069   44,845   8,142  112,457  12,396
                             -------- ------- -------- ------- -------- -------
       Total................ $402,225 $18,735 $126,732 $50,671 $187,647 $14,024
                             ======== ======= ======== ======= ======== =======

  The following information is required and defined by the Financial Accounting Standards Board. The disclosure does not represent the results of operations based on historical financial statements. The disclosure excludes interest expense, corporate overhead and gains and losses from hedging (in thousands).

                               1999              1998              1997
                         ----------------- -----------------  ----------------
                                    Non-              Non-               Non-
                           U.S.     U.S.     U.S.     U.S.      U.S.     U.S.
                         --------  ------- --------  -------  ---------  -----
Results of Operations:
Revenues................ $116,118  $54,601 $167,668  $29,270  $ 310,643  $  --
Less:
  Production costs(a)...   28,607   16,097   46,117   10,859     65,366     --
  Exploration costs.....   82,420    3,949   33,129   12,021     69,732    882
  Depletion,
   depreciation and
   amortization(b)......   83,931   10,148  101,925    8,421    401,538     --
  Income tax
   effects(c)...........       --    1,807      477       --    (44,037)  (309)
                         --------  ------- --------  -------  ---------  -----
    Net producing
     activities......... $(78,840) $22,600 $(13,980) $(2,031) $(181,956) $(573)
                         ========  ======= ========  =======  =========  =====

--------
(a) Includes severance, ad valorem and production taxes.
(b) Includes pre-tax property impairment of $26 million, $10 million and $260 million in 1999, 1998 and 1997, respectively.
(c) Amount includes $35.3 million, $5.4 million and $61.5 million for valuation allowance on deferred tax asset for 1999, 1998 and 1997, respectively.

  Oil and Gas Reserves--The following table of estimated proved and proved developed reserves of oil and gas has been prepared utilizing estimates of year end reserve quantities provided and audited by Netherland, Sewell & Associates, Inc., independent petroleum consultants, for December 31, 1999, 1998 and 1997 reserves.

                                EEX CORPORATION

Reserve estimates are inherently imprecise and estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, the reserve estimates are expected to change as additional performance data becomes available.

                                  Gas (MMcf)                Oil (MBbls)(a)
                          ----------------------------  ------------------------
                           1999      1998      1997      1999    1998     1997
                          -------  --------  ---------  ------  -------  -------
U.S. Reserves:
  At January 1..........  203,551   460,158  1,215,624   6,431   18,100   53,209
  Revisions of previous
   estimates............  (10,658)  (13,129)  (622,640) (1,116)     847  (15,710)
  Extensions,
   discoveries and
   additions............   11,804    38,458     40,254      40    1,145    3,062
  Purchases of minerals
   in place(b)..........  206,002    33,143         --   2,305    1,118       --
  Sales of minerals in
   place(c).............   (6,883) (257,169)   (88,611)   (619) (11,340) (17,054)
  Production............  (41,003)  (57,910)   (84,469) (1,339)  (3,439)  (5,407)
                          -------  --------  ---------  ------  -------  -------
At December 31..........  362,813   203,551    460,158   5,702    6,431   18,100
                          =======  ========  =========  ======  =======  =======
Proved Developed
 Reserves:
  At January 1..........  191,985   425,773    859,094   6,299   16,882   27,938
  At December 31........  309,424   191,985    425,773   4,592    6,299   16,882
Minority interest at
 12/31 total proved(d)..   86,319        --         --   1,043       --       --
Minority interest at
 12/31 proved
 developed(d)...........   65,073        --         --     584       --       --

--------
(a) Includes condensate and natural gas liquids of 427 MBbls for 1999, 561 MBbls for 1998 and 825 MBbls for 1997.
(b) Includes reserves acquired through property exchanges of 1,118 MBbls and 33,143 MMcf for 1998.
(c) Includes reserves disposed of through property exchanges of 6,497 MBbls and 24,102 MMcf for 1998.
(d) Minority Interest amounts are included in the table above.

                                                   Gas
                                                  (MMcf)      Oil (MBbls)
                                                  ------ ----------------------
                                                   1997   1999    1998    1997
                                                  ------ ------  ------  ------
Non-U.S. Reserves:
  At January 1...................................   618  19,728   5,741   6,008
  Revisions of previous estimates................    --  (4,657)  5,877     778
  Extensions, discoveries and additions..........    --      --   4,733      --
  Purchases of minerals in place.................    --      --   5,741      --
  Sales of minerals in place.....................  (618)     --      --  (1,045)
  Production.....................................    --  (3,231) (2,364)     --
                                                   ----  ------  ------  ------
At December 31...................................    --  11,840  19,728   5,741
                                                   ====  ======  ======  ======
Proved Developed Reserves:
  At January 1...................................    --  15,831   4,767      --
  At December 31.................................    --   9,896  15,831   4,767

  Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserve Quantities--The following table has been prepared using estimated future production rates and associated production and development costs. Continuation of economic conditions existing at the balance sheet date was assumed. Accordingly, estimated future net cash flows were computed by applying prices and contracts in effect in December to estimated future production of proved oil and gas reserves, estimating future expenditures to develop proved reserves and estimating costs to produce the proved reserves based on average costs for the year. Prices used in the computations were: Gas (per Mcf) $2.08 in 1999, $2.19 in 1998 and $2.51 in 1997; Oil (per barrel)
$23.41 in 1999, $9.50 in 1998 and $15.71 in 1997.

                                EEX CORPORATION

  Because reserve estimates are imprecise and changes in the other variables are unpredictable, the standardized measure should be interpreted as indicative of the order of magnitude only and not as precise amounts.

                                                         United
                                               Total     States   International
                                              --------  --------  -------------
Standardized Measure (in millions):
  1999
    Future cash inflows...................... $1,166.5  $  886.2     $ 280.3
    Future production and development costs..   (524.7)   (314.8)     (209.9)
    Future income tax expense................       --        --          --
                                              --------  --------     -------
    Future net cash flows....................    641.8     571.4        70.4
    10% annual discount......................   (205.5)   (197.9)       (7.6)
                                              --------  --------     -------
    Standardized measure of discounted future
     net cash flows.......................... $  436.3  $  373.5     $  62.8
                                              ========  ========     =======
    Minority interest (a).................... $   79.0  $   79.0     $    --
                                              ========  ========     =======
  1998
    Future cash inflows...................... $  706.1  $  498.0     $ 208.1
    Future production and development costs..   (325.1)   (191.3)     (133.8)
    Future income tax expense................       --        --          --
                                              --------  --------     -------
    Future net cash flows....................    381.0     306.7        74.3
    10% annual discount......................   (105.1)    (88.4)      (16.7)
                                              --------  --------     -------
    Standardized measure of discounted future
     net cash flows.......................... $  275.9  $  218.3     $  57.6
                                              ========  ========     =======
  1997
    Future cash inflows...................... $1,529.0  $1,440.3     $  88.7
    Future production and development costs..   (540.1)   (509.7)      (30.4)
    Future income tax expense................    (26.8)    (18.5)       (8.3)
                                              --------  --------     -------
    Future net cash flows....................    962.1     912.1        50.0
    10% annual discount......................   (343.0)   (334.7)       (8.3)
                                              --------  --------     -------
    Standardized measure of discounted future
     net cash flows.......................... $  619.1  $  577.4     $  41.7
                                              ========  ========     =======

--------
(a) Minority Interest amounts are included in the table above.

                                                    1999     1998      1997
                                                   -------  -------  ---------
Changes in Standardized Measure (in millions):
  Sales and transfers of oil and gas produced, net
   of production costs............................ $(126.0) $(139.9) $  (245.6)
  Changes in prices, net of production and future
   development costs..............................    68.0   (149.3)    (761.8)
  Extensions, discoveries and improved recovery,
   less related costs.............................    16.4     58.3       92.5
  Purchases of minerals in place..................   181.6     70.2         --
  Revisions of previous quantity estimates........    (1.0)    (4.9)    (806.8)
  Sales of minerals in place......................    (6.9)  (258.7)    (231.6)
  Accretion of discount...........................    27.6     61.9      234.3
  Net change in income taxes......................      --     26.9      622.3
  Other...........................................     0.7     (7.7)       0.7
                                                   -------  -------  ---------
    Total......................................... $ 160.4  $(343.2) $(1,096.0)
                                                   =======  =======  =========

                         QUARTERLY RESULTS (UNAUDITED)

  The results of operations of the Company by quarters are summarized below (in thousands, except per share data). In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been made. The first three quarters of 1998 per share amounts have been restated to reflect the reduction in weighted average shares outstanding due to the one-for-three reverse stock split approved by shareholders on December 8, 1998.

                                                 Quarter Ended
                                   --------------------------------------------
                                   March 31  June 30   September 30 December 31
                                   --------  --------  ------------ -----------
1999:
  Revenues........................ $ 39,555  $ 43,983    $50,087     $ 43,749
  Gain on Property Sales..........        4       507        747       14,225
  Impairment of Assets............       --        --         --      (26,424)
  Operating Income (Loss)(a)......  (12,007)  (26,985)     5,423      (35,825)
  Net (Loss) Applicable to Common
   Shareholders...................  (18,280)  (33,123)    (1,657)     (46,854)
  Basic and Diluted Net (Loss) Per
   Share.......................... $  (0.43) $  (0.79)   $ (0.04)    $  (1.11)
1998:
  Revenues........................ $ 64,513  $ 58,561    $46,323     $ 49,655
  Gains (Losses) on Property
   Sales..........................   (6,027)    1,761      3,000       10,351
  Impairment of Assets............       --        --         --      (10,439)
  Operating (Loss)(a).............   (9,169)   (2,484)    (7,098)      (2,246)
  Net (Loss) Applicable to Common
   Shareholders...................  (19,027)  (10,406)    (5,452)      (6,041)
  Basic and Diluted Net (Loss) Per
   Share.......................... $  (0.45) $  (0.25)   $ (0.13)    $  (0.14)

--------
(a) Net Income excluding interest and taxes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  The information required in this Item is incorporated by reference from EEX's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after year-end.

Item 11. Executive Compensation

  The information required in this Item is incorporated by reference from EEX's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after year-end.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The information required in this Item is incorporated by reference from EEX's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after year-end.

Item 13. Certain Relationships and Related Transactions

  The information required in this Item is incorporated by reference from EEX's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after year-end.

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

(a)-3 Exhibits

 3.1 Restated Articles of Incorporation of the Registrant, as amended.(1)
 3.2 Bylaws of the Registrant, as amended.(1)
 4.1 Form of Common Stock Certificate, incorporated by reference to Exhibit 4.1 to Registrant's Form 10-K for the year ended December 31, 1998.(2)
 4.2 Form of Preferred Stock Certificate, incorporated by reference to Exhibit
     4.2 to Registrant's Form 10-K for the year ended December 31, 1998.(2)
 4.3 Rights Agreement dated as of September 10, 1996, between the Registrant and Harris Trust Company of New York as Rights Agent, incorporated by reference to Exhibit 10.21 to the Registrant's Registration Statement on Form S-4 (No. 333-13241).(2)

  4.4 First Amendment to Rights Agreement dated December 21, 1998, between the
      Registrant and Harris Trust Company of New York, as Rights Agent, incorporated by reference to Exhibit 4.4 to Registrant's Form 10-K for the year ended December 31, 1998.(2)
  4.5 Statement of Resolution of Series B 8% Cumulative Perpetual Preferred
      Stock of the Registrant filed with the Secretary of State of Texas on January 7, 1999, incorporated by reference to Exhibit 4.5 to Registrant's
      Form 10-K for the year ended December 31, 1998.(2)
  4.6 Form of Series A Warrant issued to Warburg, Pincus Equity Partners, L.P., and affiliates on January 7, 1999, incorporated by reference to Exhibit
      4.6 to Registrant's Form 10-K for the year ended December 31, 1998.(2)
  4.7 Form of Series B Warrant issued to Warburg, Pincus Equity Partners, L.P., and affiliates on January 7,1999, incorporated by reference to Exhibit
      4.7 to Registrant's Form 10-K for the year ended December 31, 1998.(2)
  4.8 Form of Series C Warrant issued to Warburg, Pincus Equity Partners, L.P., and affiliates on January 7, 1999, incorporated by reference to Exhibit
      4.7 to Registrant's Form 10-K for the year ended December 31, 1998.(2)
 10.1 PRODUCTION SYSTEM LEASE AGREEMENT (1996-A) dated as of November 15, 1996 among WILMINGTON TRUST COMPANY, not in its individual capacity but solely as Corporate Grantor Trustee under the Trust Agreement, and THOMAS P.
      LASKARIS, not in his individual capacity but solely as Individual Grantor
      Trustee under the Trust Agreement, Lessor and ENSERCH EXPLORATION, INC.,
      Lessee, incorporated by reference to Exhibit 10.1 to Registrant's Form
      10-K for the year ended December 31, 1997.(2)
 10.2 PRODUCTION SYSTEM LEASE AGREEMENT (1996-B) dated as of November 15, 1996 among WILMINGTON TRUST COMPANY, not in its individual capacity but solely as Corporate Grantor Trustee under the Trust Agreement, and THOMAS P.
      LASKARIS, not in his individual capacity but solely as Individual Grantor
      Trustee under the Trust Agreement, Lessor and ENSERCH EXPLORATION, INC.,
      Lessee, incorporated by reference to Exhibit 10.2 to Registrant's Form
      10-K for the year ended December 31, 1997.(2)
 10.3 Participation Agreement between EP Operating Limited Partnership and
      Mobil Producing Texas and New Mexico Inc., incorporated by reference to
      Exhibit 10.6 to the Registration Statement of Enserch Exploration, Inc.
      on Form S-4 (No. 33-56791).(2)
 10.4 Credit Agreement, dated as of May 1, 1995, among Registrant as Borrower,
      Texas Commerce Bank National Association, as Administrative Agent, The
      Chase Manhattan Bank, N.A., as Syndication Agent, Chemical Bank, as
      Auction Agent, and the Lenders now or hereafter Parties hereto, amended by First Amendment dated September 16, 1996, Second Amendment dated June
      27, 1997, Third Amendment, dated September 25, 1997, and Fourth Amendment dated December 15, 1997. Incorporated by reference to Exhibit 10.5 to
      Registrant's Form 10-K for the year ended December 31, 1997.(2)
 10.5 Fifth Amendment dated March 31, 1999 to Credit Agreement, dated as of May
      1, 1995, among Registrant as Borrower, Texas Commerce Bank National
      Association, as Administrative Agent, The Chase Manhattan Bank, N.A., as
      Syndication Agent, and Book Runner and the Lenders now or hereafter
      Parties hereto.(1)
 10.6 Tax Sharing Agreement, dated as of January 1, 1995, between ENSERCH and
      Enserch Exploration, Inc., incorporated by reference to Exhibit 10.21 to the Registration Statement of Enserch Exploration, Inc. on Form S-2 (No.
      33-60461).(2)
 10.7 Tax Allocation Agreement among ENSERCH, the Registrant and Texas
      Utilities Company, incorporated by reference to Annex A-3 to the Agreement and Plan of Merger filed as Exhibit 2 to the Registrant's
      Registration Statement on Form S-4 (No. 333-13241).(2)
 10.8 Tax Assurance Agreement between ENSERCH and the Registrant incorporated by reference to Annex A-4 to the Agreement and Plan of Merger filed as
      Exhibit 2 to the Registrant's Registration Statement on Form S-4 (No.
      333-13241).(2)

 10.9 Exploration and Participation Agreement, dated June 20, 1997, by and between Enserch Exploration, Inc. and Enterprise Oil Gulf of Mexico,
       Inc., incorporated by reference to Exhibit 10.10 to Registrant's Form
       10-K for the year ended December 31, 1997.(2)
 10.10 Enserch Exploration, Inc. Revised and Amended 1996 Stock Incentive Plan incorporated by reference to Annex A-2 to the Agreement and Plan of Merger filed as Exhibit 2 to the Company's Registration Statement on
       Form S-4 (No. 333-13241). (2)
 10.11 Registrant's Deferred Compensation Plan effective as of July 1, 1997, incorporated by reference to Exhibit 10.12 to Registrant's Quarterly
       Report on Form 10-Q for the quarter ended September 30, 1997.(2)
 10.12 First Amendment to Registrant's Deferred Compensation Plan dated as of
       November 1, 1998, incorporated by reference to Exhibit 10.11 to Registrant's Form 10-K for the year ended December 31, 1998.(2)
 10.13 Second Amendment to Registrant's Deferred Compensation Plan dated
       December 8, 1998, incorporated by reference to Exhibit 10.12 to Registrant's Form 10-K for the year ended December 31, 1998.(2)
 10.14 Deferred Compensation Plan for Directors, effective January 1, 1996, as amended February 11, 1997, incorporated by reference to Exhibit 10.14 to Registrant's Form 10-K for the year ended December 31, 1998.(2)
 10.15 Form of Change of Control Agreement executed by certain executive officers of the Registrant, filed as Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 1996 of Enserch
       Exploration, Inc.(2)
 10.16 Form of Amendment to Change of Control Agreement executed by certain executive officers of the Company, incorporated by reference to Exhibit
       10.16 to Registrant's Form 10-K for the year ended December 31, 1998.(2)
 10.17 Form of Employment Agreement executed by certain executive officers of the Registrant, incorporated by reference to Exhibit 10.20 to the Annual
       Report on Form 10-K for the year ended December 31, 1996 of Enserch
       Exploration, Inc.(2)
 10.18 Form of Amendment to Employment Agreement effective July 27, 1998 between Registrant and certain executive officers, incorporated by reference to Exhibit 10.18 to Registrant's Form 10-K for the year ended
       December 31, 1998.(2)
 10.19 Second Amendment to Employment Agreement effective July 27, 1998, between Registrant and Thomas M Hamilton, incorporated by reference to
       Exhibit 10.19 to Registrant's Form 10-K for the year ended December 31,
       1998.(2)
 10.20 Form of Amendment to Restricted Stock Agreement effective July 27, 1998, between Registrant and certain executive officers, incorporated by reference to Exhibit 10.20 to Registrant's Form 10-K for the year ended
       December 31, 1998.(2)
 10.21 Floating Drilling Rig Requirement Offshore Drilling Contract dated
       October 15, 1998, between the Registrant and Global Marine Drilling
       Company for the "Glomar Arctic I" floating drilling unit, without appendices, incorporated by reference to Exhibit 10.21 to Registrant's
       Form 10-K for the year ended December 31, 1998.(2)
 10.22 Purchase Agreement, dated as of December 22, 1998, by and among Registrant and Warburg, Pincus Equity Partners, L.P., a Delaware limited partnership, Warburg, Pincus Netherlands Equity Partners I, C.V., a
       Dutch limited partnership, Warburg, Pincus Netherlands Equity Partners
       II, C.V. a Dutch limited partnership and Warburg, Pincus Netherlands
       Equity Partners III, C.V., a Dutch limited partnership, incorporated by reference to Exhibit 99.1 to Registrant's Form 8-K dated December 22,
       1998.(2)
 10.23 Registration Rights Agreement dated January 8, 1999, by and among
       Registrant and Warburg, Pincus Equity Partners, L.P., and affiliates, incorporated by reference to Exhibit 10.23 to Registrant's Form 10-K for the year ended December 31, 1998.(2)
 10.24 Stock Purchase Agreement dated as of October 8, 1999 by and between
       Tesoro Petroleum Corporation and Tesoro Gas Resources Company, Inc., as
       Seller, and EEX Operating LLC, as Buyer, incorporated by reference to
       Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.(2)

 10.25 First Amendment to Stock Purchase Agreement dated December 16, 1999, effective October 8, 1999, among Tesoro Petroleum Corporation, Tesoro
       Gas Resources Company, Inc., EEX Operating LLC and EEX Corporation,
       incorporated by reference to Exhibit 99.1 to Registrant's Form 8-K dated
       December 17, 1999.(2)
 10.27 Purchase Agreement dated December 17, 1999 between Tesoro Petroleum
       Corporation and Tesoro Gas Resources Company, Inc. and EEX Operating LLC
       (sale of membership interests in Tesoro Reserves, LLC), incorporated by reference to Exhibit 99.3 to Registrant's Form 8-K dated December 17,
       1999.(2)
 10.28 Purchase Agreement dated December 17, 1999 between Tesoro Petroleum
       Corporation and Tesoro Gas Resources Company, Inc. and EEX Operating LLC
       (sale of membership interests in Tesoro Southeast LLC), incorporated by reference to Exhibit 99.4 to Registrant's Form 8-K dated December 17,
       1999.(2)
 10.29 Natural Gas Prepaid Forward Sale Contract dated December 17, 1999 between EEX E&P Company, L.P. and Bob West Treasure L.L.C., incorporated by reference to Exhibit 99.5 to Registrant's Form 8-K dated December 17,
       1999.(2)
 10.30 Call Agreement dated December 17, 1999, between EEX Capital, Inc. and
       Bob West Treasure L.L.C., incorporated by reference to Exhibit 99.6 to
       Registrant's Form 8-K dated December 17, 1999.(2)
 10.31 Subordinated Convertible Note dated December 17, 1999, from EEX Reserves
       Funding LLC to EEX Corporation, incorporated by reference to Exhibit
       99.7 to Registrant's Form 8-K dated December 17, 1999.(2)
 10.32 EEX Corporation Undertaking dated December 17, 1999, incorporated by reference to Exhibit 99.8 to Registrant's Form 8-K dated December 17,
       1999.(2)
 21    Subsidiaries of the Registrant.(1)
 23.1  Consent of Ernst & Young LLP.(1)
 23.2  Consent of Netherland, Sewell & Associates, Inc.(1)
 27    Financial Data Schedule--December 31, 1999.(1)

--------
(1) Filed herewith.
(2) Incorporated by reference.

(b) Reports on Form 8-K

  Current Report on Form 8-K dated December 17, 1999. (Acquisition of properties from Tesoro.)

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                          EEX Corporation

                                                    /s/ T. M Hamilton
                                          By: _________________________________
                                                      T. M Hamilton
                                                 Chairman and President,
                                                 Chief Executive Officer

March 14, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              Signature                          Title                   Date
              ---------                          -----                   ----

        /s/ T. M Hamilton              Chairman and President,      March 14, 2000
______________________________________  Chief Executive Officer
            T. M Hamilton

        /s/ R. S. Langdon              Executive Vice President,    March 14, 2000
______________________________________  Finance and
            R. S. Langdon               Administration, Chief
                                        Financial Officer

         /s/ J. T. Leary               Vice President, Finance      March 14, 2000
______________________________________  and Treasurer
             J. T. Leary

         /s/ T. E. Coats               Vice President, Planning     March 14, 2000
______________________________________  and Controller (Principal
             T. E. Coats                Accounting Officer)

          /s/ F. S. Addy               Director                     March 14, 2000
______________________________________
              F. S. Addy

    /s/ B. A. Bridgewater, Jr.         Director                     March 14, 2000
______________________________________
        B. A. Bridgewater, Jr.

        /s/ F. M. Lowther              Director                     March 14, 2000
______________________________________
            F. M. Lowther

        /s/ M. P. Mallardi             Director                     March 14, 2000
______________________________________
            M. P. Mallardi

         /s/ H. H. Newman              Director                     March 14, 2000
______________________________________
           Howard H. Newman

                                 EXHIBIT INDEX
                                 -------------

Exhibit Number            Description
--------------            -----------

3.1 Restated Articles of Incorporation of the Registrant, as amended. (1)

3.2                Bylaws of the Registrant, as amended. (1)

4.1 Form of Common Stock Certificate, incorporated by reference to Exhibit 4.1 to Registrant's Form 10-K for the year ended December 31, 1998. (2)

4.2 Form of Preferred Stock Certificate, incorporated by reference to Exhibit 4.2 to Registrant's Form 10-K for the year ended December 31, 1998. (2)

4.3 Rights Agreement dated as of September 10, 1996, between the Registrant and Harris Trust Company of New York as Rights Agent, incorporated by reference to Exhibit 10.21 to the Registrant's Registration Statement on Form S-4
                   (No. 333-13241). (2)

4.4 First Amendment to Rights Agreement dated December 21, 1998, between the Registrant and Harris Trust Company of New York, as Rights Agent, incorporated by reference to Exhibit 4.4 to Registrant's Form 10-K for the year ended December 31, 1998.
                   (2)

4.5 Statement of Resolution of Series B 8% Cumulative Perpetual Preferred Stock of the Registrant filed with the Secretary of State of Texas on January 7, 1999, incorporated by reference to Exhibit 4.5 to Registrant's Form 10-K for the year ended December 31, 1998. (2)

4.6 Form of Series A Warrant issued to Warburg, Pincus Equity Partners, L.P., and affiliates on January 7, 1999, incorporated by reference to Exhibit 4.6 to Registrant's Form 10-K for the year ended December 31, 1998. (2)

4.7 Form of Series B Warrant issued to Warburg, Pincus Equity Partners, L.P., and affiliates on January 7,1999, incorporated by reference to Exhibit 4.7 to Registrant's Form 10-K for the year ended December 31, 1998. (2)

4.8 Form of Series C Warrant issued to Warburg, Pincus Equity Partners, L.P., and affiliates on January 7, 1999, incorporated by reference to Exhibit 4.7 to Registrant's Form 10-K for the year ended December 31, 1998. (2)

10.1 PRODUCTION SYSTEM LEASE AGREEMENT (1996-A) dated as of November 15, 1996 among WILMINGTON TRUST COMPANY, not in its individual capacity but solely as Corporate Grantor Trustee under the Trust Agreement, and THOMAS P. LASKARIS, not in his individual capacity but solely as Individual Grantor Trustee under the Trust Agreement, Lessor and ENSERCH EXPLORATION, INC., Lessee, incorporated by reference to Exhibit 10.1 to Registrant's Form 10-K for the year ended December 31, 1997.
                   (2)

10.2 PRODUCTION SYSTEM LEASE AGREEMENT (1996-B) dated as of November 15, 1996 among WILMINGTON TRUST COMPANY, not in its individual capacity but solely as Corporate Grantor Trustee under the Trust Agreement, and THOMAS P. LASKARIS, not in his individual capacity but solely as Individual Grantor Trustee under the Trust Agreement, Lessor and ENSERCH EXPLORATION, INC., Lessee, incorporated by reference to Exhibit 10.2 to Registrant's Form 10-K for the year ended December 31, 1997.
                   (2)

10.3 Participation Agreement between EP Operating Limited Partnership and Mobil Producing Texas and New Mexico Inc., incorporated by reference to Exhibit 10.6 to the Registration Statement of Enserch Exploration, Inc. on Form S-4
                   (No. 33-56792). (2)

10.4 Credit Agreement, dated as of May 1, 1995, among Registrant as Borrower, Texas Commerce Bank National Association, as Administrative Agent, The Chase Manhattan Bank, N.A., as Syndication Agent, Chemical Bank, as Auction Agent, and the Lenders now or hereafter Parties hereto, amended by First Amendment dated September 16, 1996, Second Amendment dated June 27, 1997, Third Amendment, dated September 25, 1997, and Fourth Amendment dated December 15, 1997. Incorporated by reference to Exhibit 10.5 to Registrant's Form 10-K for the year ended December 31, 1997. (2)

10.5 Fifth Amendment dated March 31, 1999 to Credit Agreement, dated as of May 1, 1995, among Registrant as Borrower, Texas Commerce Bank National Association, as Administrative Agent, The Chase Manhattan Bank, N.A., as Syndication Agent, and Book Runner and the Lenders now or hereafter Parties hereto.
                   (1)

10.6 Tax Sharing Agreement, dated as of January 1, 1995, between ENSERCH and Enserch Exploration, Inc., incorporated by reference to Exhibit 10.21 to the Registration Statement of Enserch Exploration, Inc. on Form S-2 (No. 33-60461). (2)

10.7 Tax Allocation Agreement among ENSERCH, the Registrant and Texas Utilities Company, incorporated by reference to Annex A-3 to the Agreement and Plan of Merger filed as Exhibit 2 to the Registrant's Registration Statement on Form S-4
                   (No. 333-13241). (2)

10.8 Tax Assurance Agreement between ENSERCH and the Registrant incorporated by reference to Annex A-4 to the Agreement and Plan of Merger filed as Exhibit 2 to the Registrant's Registration Statement on Form S-4 (No. 333-13241). (2)

10.9 Exploration and Participation Agreement, dated June 20, 1997, by and between Enserch Exploration, Inc. and Enterprise Oil Gulf of Mexico, Inc., incorporated by reference to Exhibit
                   10.10 to Registrant's Form 10-K for the year ended
                   December 31, 1997. (2)

10.10 Enserch Exploration, Inc. Revised and Amended 1996 Stock Incentive Plan incorporated by reference to Annex A-2 to the Agreement and Plan of Merger filed as Exhibit 2 to the Company's Registration Statement on Form S-4 (No. 333-13241).
                   (2)

10.11 Registrant's Deferred Compensation Plan effective as of July 1, 1997, incorporated by reference to Exhibit 10.12 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997. (2)

10.12 First Amendment to Registrant's Deferred Compensation Plan dated as of November 1, 1998, incorporated by reference to
                   Exhibit 10.11 to Registrant's Form 10-K for the year ended December 31, 1998. (2)

10.13 Second Amendment to Registrant's Deferred Compensation Plan dated December 8, 1998, incorporated by reference to Exhibit
                   10.12 to Registrant's Form 10-K for the year ended
                   December 31, 1998. (2)

10.14              Deferred Compensation Plan for Directors, effective
                   January 1, 1996, as amended February 11, 1997, incorporated by reference to Exhibit 10.14 to Registrant's Form 10-K for the year ended December 31, 1998. (2)

10.15 Form of Change of Control Agreement executed by certain executive officers of the Registrant, filed as Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 1996 of Enserch Exploration, Inc. (2)

10.16 Form of Amendment to Change of Control Agreement executed by certain executive officers of the Company, incorporated by reference to Exhibit 10.16 to Registrant's Form 10-K for the year ended December 31, 1998. (2)

10.17 Form of Employment Agreement executed by certain executive officers of the Registrant, incorporated by reference to
                   Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 1996 of Enserch Exploration, Inc. (2)

10.18 Form of Amendment to Employment Agreement effective July 27, 1998 between Registrant and certain executive officers, incorporated by reference to Exhibit 10.18 to Registrant's Form 10-K for the year ended December 31, 1998. (2)

10.19 Second Amendment to Employment Agreement effective July 27, 1998, between Registrant and Thomas M Hamilton, incorporated by reference to Exhibit 10.19 to Registrant's Form 10-K for the year ended December 31, 1998. (2)

10.20 Form of Amendment to Restricted Stock Agreement effective July 27, 1998, between Registrant and certain executive officers, incorporated by reference to Exhibit 10.20 to Registrant's Form 10-K for the year ended December 31, 1998.
                   (2)

10.21 Floating Drilling Rig Requirement Offshore Drilling Contract dated October 15, 1998, between the Registrant and Global Marine Drilling Company for the "Glomar Arctic I" floating drilling unit, without appendices, incorporated by reference to Exhibit 10.21 to Registrant's Form 10-K for the year ended December 31, 1998. (2)

10.22 Purchase Agreement, dated as of December 22, 1998, by and among Registrant and Warburg, Pincus Equity Partners, L.P., a Delaware limited partnership, Warburg, Pincus Netherlands Equity Partners I, C.V., a Dutch limited partnership, Warburg, Pincus Netherlands Equity Partners II, C.V. a Dutch limited partnership and Warburg, Pincus Netherlands Equity Partners III, C.V., a Dutch limited partnership, incorporated by reference to Exhibit 99.1 to Registrant's Form 8-K dated December 22, 1998. (2)

10.23 Registration Rights Agreement dated January 8, 1999, by and among Registrant and Warburg, Pincus Equity Partners, L.P., and affiliates, incorporated by reference to Exhibit 10.23 to Registrant's Form 10-K for the year ended December 31, 1998.
                   (2)

10.24 Stock Purchase Agreement dated as of October 8, 1999 by and between Tesoro Petroleum Corporation and Tesoro Gas Resources Company, Inc., as Seller, and EEX Operating LLC, as Buyer, incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended
                   September 30, 1999. (2)

10.25              First Amendment to Stock Purchase Agreement dated
                   December 16, 1999, effective October 8, 1999, among Tesoro Petroleum Corporation, Tesoro Gas Resources Company, Inc., EEX Operating LLC and EEX Corporation, incorporated by reference to Exhibit 99.1 to Registrant's Form 8-K dated December 17, 1999. (2)

10.27 Purchase Agreement dated December 17, 1999 between Tesoro Petroleum Corporation and Tesoro Gas Resources Company, Inc. and EEX Operating LLC (sale of membership interests in Tesoro Reserves, LLC), incorporated by reference to Exhibit 99.3 to Registrant's Form 8-K dated December 17, 1999. (2)

10.28 Purchase Agreement dated December 17, 1999 between Tesoro Petroleum Corporation and Tesoro Gas Resources Company, Inc. and EEX Operating LLC (sale of membership interests in Tesoro Southeast LLC), incorporated by reference to Exhibit 99.4 to Registrant's Form 8-K dated December 17, 1999. (2)

10.29 Natural Gas Prepaid Forward Sale Contract dated December 17, 1999 between EEX E&P Company, L.P. and Bob West Treasure L.L.C., incorporated by reference to Exhibit 99.5 to Registrant's Form 8-K dated December 17, 1999. (2)

10.30 Call Agreement dated December 17, 1999, between EEX Capital, Inc. and Bob West Treasure L.L.C., incorporated by reference to Exhibit 99.6 to Registrant's Form 8-K dated December 17, 1999. (2)

10.31 Subordinated Convertible Note dated December 17, 1999, from EEX Reserves Funding LLC to EEX Corporation, incorporated by reference to Exhibit 99.7 to Registrant's Form 8-K dated December 17, 1999. (2)

10.32 EEX Corporation Undertaking dated December 17, 1999, incorporated by reference to Exhibit 99.8 to Registrant's Form 8-K dated December 17, 1999. (2)

21                 Subsidiaries of the Registrant. (1)

23.1               Consent of Ernst & Young LLP. (1)

23.2               Consent of Netherland, Sewell & Associates, Inc. (1)

27                 Financial Data Schedule-December 31, 1999. (1)
----------------------------
(1)  Filed herewith.
(2)  Incorporated by reference.