Form 10-Q
period 2000-03-31
EEX CORP
filed 2000-05-12
CIK 1023060

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

(MARK ONE)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

           For the Transition Period from ____________to____________

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
                 SUITE 1400
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

                            Yes  [X]      No   [_]

Number of shares of Common Stock of Registrant outstanding as of April 30, 2000:
42,966,387

================================================================================

                         PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                                EEX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                                                                         Three Months Ended
                                                                                              March 31
                                                                                       ----------------------
                                                                                         2000         1999
                                                                                       --------     ---------
                                                                                         (In thousands, except
                                                                                           per share amounts)
Revenues:
   Natural gas..................................................................        $37,558      $ 23,026
   Oil, condensate and natural gas liquids......................................         20,775        14,720
   Cogeneration operations......................................................          1,912         2,289
   Other........................................................................            623          (480)
                                                                                        -------      --------
       Total....................................................................         60,868        39,555
                                                                                        -------      --------

Costs and Expenses:
   Production and operating.....................................................         10,542         9,202
   Exploration..................................................................          4,748        12,699
   Depletion, depreciation and amortization.....................................         21,087        20,470
   (Gain) Loss on sales of property, plant and equipment........................            560            (4)
   Cogeneration operations......................................................          1,354         2,190
   General, administrative and other............................................          6,051         5,504
   Taxes, other than income.....................................................          1,783         1,501
                                                                                        -------      --------
       Total....................................................................         46,125        51,562
                                                                                        -------      --------

Operating Income (Loss).........................................................         14,743       (12,007)
Other Income (Expense)--Net.....................................................             99           (67)
Interest Income.................................................................            192         1,527
Interest and Other Financing Costs..............................................         (7,680)       (3,981)
                                                                                        -------      --------
Income (Loss) Before Income Taxes...............................................          7,354       (14,528)
Income Taxes....................................................................          2,300           985
Minority Interest Third Party...................................................            825            --
                                                                                        -------      --------
Net Income (Loss)...............................................................          4,229       (15,513)
Preferred Stock Dividends.......................................................          3,242         2,767
                                                                                        -------      --------
Net Income (Loss) Applicable to Common Shareholders.............................        $   987      $(18,280)
                                                                                        =======      ========

Net Income (Loss) Per Share Available to Common Shareholders:
   Basic........................................................................        $  0.02      $  (0.43)
                                                                                        =======      ========
   Diluted......................................................................        $  0.02      $  (0.43)
                                                                                        =======      ========
Weighted Average Shares Outstanding:
   Basic........................................................................         42,202        42,200
                                                                                        =======      ========
   Diluted......................................................................         42,236        42,200
                                                                                        =======       =======

                            See accompanying notes.

                                EEX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)



                                                                                        March 31         December 31
                                                                                          2000              1999
                                                                                        --------         ----------
                                                                                              (In thousands)
                               ASSETS
                               ------
Current Assets:
   Cash and cash equivalents....................................................       $   10,526        $   15,053
   Restricted cash..............................................................            5,000             5,000
   Accounts receivable--trade (net of allowance of $2,129 and $1,791)...........           32,697            28,248
   Other........................................................................           12,494            12,737
                                                                                       ----------        ----------
       Total current assets.....................................................           60,717            61,038
                                                                                       ----------         ---------
Property, Plant and Equipment (at cost):
   Oil and gas properties (successful efforts method)...........................        1,215,178         1,259,364
   Other........................................................................            8,055             8,047
                                                                                       ----------        ----------
       Total....................................................................        1,223,233         1,267,411
   Less accumulated depletion, depreciation and amortization....................          527,849           576,914
                                                                                       ----------        ----------
       Net property, plant and equipment........................................          695,384           690,497
                                                                                       ----------        ----------

Deferred Income Tax Assets......................................................           20,509            22,809
Other Assets....................................................................            5,321             6,440
                                                                                       ----------        ----------
       Total....................................................................       $  781,931        $  780,784
                                                                                       ==========        ==========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   ------------------------------------
Current Liabilities:
   Accounts payable--trade......................................................       $   47,860        $   72,518
   Current portion of capital lease obligations.................................           15,137            16,810
   Other........................................................................            2,952             2,580
                                                                                       ----------        ----------
       Total current liabilities................................................           65,949            91,908
                                                                                       ----------        ----------

Bank Revolving Credit Agreement.................................................           65,000                --
Capital Lease Obligations.......................................................          197,829           205,634
Gas Sales Obligation............................................................          100,296           105,000
Other Liabilities...............................................................           49,780            80,329
Minority Interest Third Party...................................................            3,875             3,050
Shareholders' Equity:
   Preferred stock (10,000 shares authorized; 1,654 and 1,621 shares issued;
       Liquidation preference of $165,360 and $162,117).........................               17                16
   Common stock ($0.01 par value; 150,000 shares authorized; 42,967 and
       42,483 shares issued)....................................................              429               424
   Paid in capital..............................................................          734,600           729,925
   Retained earnings (deficit)..................................................         (433,761)         (434,748)
   Unamortized restricted stock compensation....................................           (1,772)             (443)
   Treasury stock, at cost (14 shares)..........................................             (311)             (311)
                                                                                       ----------        ----------
       Total shareholders' equity...............................................          299,202           294,863
                                                                                       ----------        ----------
       Total....................................................................       $  781,931        $  780,784
                                                                                       ==========        ==========

                            See accompanying notes.

                                EEX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                                                            Three Months Ended
                                                                                                 March 31
                                                                                      -------------------------------

                                                                                         2000                  1999
                                                                                      ---------             ---------
                                                                                              (In thousands)
OPERATING ACTIVITIES
  Net Income (Loss).............................................................       $  4,229              $(15,513)
  Dry hole cost.................................................................           (883)                5,832
  Depletion, depreciation and amortization......................................         21,087                20,470
  Impairment of undeveloped leasehold...........................................          1,200                    --
  Deferred income taxes.........................................................          2,300                   500
  (Gain) Loss on sales of property, plant and equipment.........................            560                    (4)
  Other.........................................................................        (17,557)                6,420
  Changes in current operating assets and liabilities:
   Accounts receivable..........................................................         (4,449)               14,756
   Other current assets.........................................................            243                  (517)
   Accounts payable.............................................................         (3,018)              (18,250)
   Other current liabilities....................................................            372                (2,601)
                                                                                       --------              --------
     Net cash flows provided by operating activities............................          4,084                11,093
                                                                                       --------              --------
INVESTING ACTIVITIES
  Additions of property, plant and equipment....................................        (44,256)              (25,540)
  Proceeds from dispositions of property, plant and equipment...................          5,642                     4
  Other (changes in accruals)...................................................        (21,640)               (2,205)
                                                                                       --------              --------
     Net cash flows used in investing activities................................        (60,254)              (27,741)
                                                                                       --------              --------

FINANCING ACTIVITIES
  Issuance of preferred stock and common stock warrants.........................             --               150,000
  Borrowings under bank revolving credit agreement..............................        120,000                20,000
  Repayment of borrowings under bank revolving credit agreement.................        (55,000)              (20,000)
  Borrowings under short-term financing agreement...............................         15,000                    --
  Repayment of borrowings under short-term financing agreement..................        (15,000)                   --
  Deliveries under the gas sales obligation.....................................         (4,704)                   --
  Minority interest third party.................................................            825                    --
  Payments of capital lease obligations.........................................         (9,478)               (9,198)
                                                                                       --------              --------
     Net cash flows provided by financing activities............................         51,643               140,802
                                                                                       --------              --------

Net Increase (Decrease) in Cash and Cash Equivalents............................         (4,527)              124,154
Cash and Cash Equivalents at Beginning of Period................................         15,053                15,588
                                                                                       --------              --------
Cash and Cash Equivalents at End of Period......................................       $ 10,526              $139,742
                                                                                       ========              ========

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

2. The preferred stock has a stated value of $100 and a current dividend rate of 8% per year, payable quarterly. The 8% dividend rate will be adjusted to a market rate, not to exceed 18%, after seven years or earlier occurrence of certain events including a change of control. Prior to any adjustment of the dividend rate, the Company may, at the Company's option, accrue dividends or pay them in cash, shares of preferred stock or shares of common stock. After any adjustment of the dividend rate, dividends must be paid in cash.

    EEX paid dividends in-kind on the preferred stock as follows:

                                                       Amount of Dividends                       Number of Preferred
                 Date                                     (In millions)                             Shares Issued
--------------------------------------         --------------------------------          --------------------------------
  March 31, 2000                                              $3.2                                      32,423

3. Early in 1998, EEX entered into two forward purchase facilities to repurchase shares of its common stock. EEX initiated several transactions under these facilities, which allow for settlement, at EEX's option, by physical delivery of the shares to EEX in exchange for cash or on a net basis in either shares of EEX common stock or in cash. For a net basis settlement, to the extent that the market price of EEX's common stock on a settlement date is higher (lower) than the forward purchase price, the net differential is received (paid) by EEX. As of March 31, 2000, transactions under these facilities covered approximately $9.0 million or 796,533 shares of EEX's common stock, with an average forward purchase price of $11.34 per share. If the agreements were settled on a net basis on the March 31, 2000 market price of EEX's common stock ($3.375 per share), EEX would be obligated to pay approximately $6.4 million in cash, or deliver approximately 1,879,440 shares. Under the terms of one of the facilities, EEX deposited in a cash collateral account the amount of $5 million and may be required to settle the transactions under one of the above-described options prior to the expiration dates of August and September 2000. Subsequent to March 31, 2000, EEX deposited $2.6 million in a cash collateral account for the other facility.

4. Payments under the gas sales obligation were amortized on the interest method through final pay out. Payments made during the first quarter related to this obligation were $4.7 million.

5. EEX is involved in a number of legal and administrative proceedings incident to the ordinary course of its business. In the opinion of management, based on the advice of counsel and current assessment, any liability to EEX relative to these ordinary course proceedings will not have a material adverse effect on EEX's operations or financial condition.

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

                                EEX CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


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

    EEX has taken and will continue to take into account uncertainties and potential exposures in legal and administrative proceedings in periodically establishing accounting reserves.

6. On December 17, 1999, the Company closed a stock purchase of certain oil and gas properties and pipeline assets of Tesoro Corporation. The purchase price was allocated to the assets purchased and liabilities assumed based upon preliminary estimates of fair value on the date of acquisition.

7. Earnings Per Share - The reconciliation between basic and diluted earnings per common share is as follows:

                                                                                             Three Months Ended
                                                                                                  March 31
                                                                                       --------------------------------
                                                                                         2000                    1999
                                                                                       --------               ---------
                                                                                            (In thousands, except
                                                                                             per share amounts)
Net income (loss) from continuing operations...................................         $ 4,229                $(15,513)
Preferred stock dividends......................................................           3,242                   2,767
                                                                                        -------                --------
Net income (loss) from continuing operations applicable to common
 shareholders for basic earnings per share.....................................             987                 (18,280)
Effect of dilutive securities..................................................              --                      --
                                                                                        -------                --------
Net income (loss) from continuing operations applicable to common
 shareholders for diluted earnings per share...................................         $   987                $(18,280)
                                                                                        =======                ========


Basic weighted average shares outstanding......................................          42,202                  42,200
Effect of dilutive securities:
   Stock options...............................................................              34                      --
                                                                                        -------                --------
Diluted weighted average shares outstanding....................................          42,236                  42,200
                                                                                        =======                ========
Net income (loss) per share available to common shareholders:
   Basic.......................................................................         $  0.02                $  (0.43)
                                                                                        -------                --------
   Diluted.....................................................................         $  0.02                $  (0.43)
                                                                                        =======                ========

                                EEX CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


8. Segment information has been prepared in accordance with Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information. EEX has determined that its reportable segments are those that are based on the Company's method of internal reporting. EEX has four reportable segments, which are primarily in the business of natural gas and crude oil exploration and production: Deepwater Operations, Deepwater FPS/Pipelines, Onshore/Shelf and International. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (See Note 2 to the Consolidated Financial Statements in Item 8 of the Company's 1999 Annual Report on Form 10-K). EEX's reportable segments are consistent with the Company's business strategy. Financial information by operating segment is presented below (in thousands):

                                                         Deepwater
                                              ---------------------------
                                               Operations   FPS/Pipelines   Onshore/Shelf   International  Other(a)    Total
                                              ------------  -------------   -------------   -------------  --------  --------
THREE MONTHS ENDED MARCH 31, 2000:
----------------------------------
Total Revenues.............................      $    --        $     --      $ 43,149         $14,344     $ 3,375    $ 60,868
Production and operating costs.............           --             198         7,009           3,335          --      10,542
Exploration costs..........................        2,088              --         2,040             620          --       4,748
Depletion, depreciation and amortization...           --             900        16,988           2,771         428      21,087
Other costs................................           --              --         1,777 (b)          --       7,971       9,748
                                                 --------       ---------     --------         --------    --------   --------
Operating Income (Loss)....................       (2,088)         (1,098)       15,335           7,618      (5,024)     14,743
Interest Income............................           --              --            --              --         291         291
Interest and other financing costs.........           --          (3,489)       (2,704)             --      (1,487)     (7,680)
                                                 --------       ---------     --------         --------    --------   --------
Income (Loss) before income taxes..........      $(2,088)       $ (4,587)     $ 12,631         $ 7,618     $(6,220)   $  7,354
                                                 ========       =========     ========         ========    ========   ========
Long-Lived Assets..........................      $52,410        $147,847      $428,953         $60,636     $ 5,538    $695,384
                                                 ========       =========     ========         ========    ========   ========
Additions to Long-Lived Assets.............      $ 7,615        $  4,597      $ 22,213         $ 2,769     $   718    $ 37,912
                                                 ========       =========     ========         ========    ========   ========
THREE MONTHS ENDED MARCH 31, 1999:
----------------------------------
Total Revenues.............................      $    --        $     --      $ 28,742         $10,520     $   293    $ 39,555
Production and operating costs.............           --              --         6,305           2,897          --       9,202
Exploration costs..........................        4,938              --         6,234           1,527          --      12,699
Depletion, depreciation and amortization...           --           1,800        15,401           2,888         381      20,470
Other costs................................           --              --         1,501 (b)          --       7,690       9,191
                                                 --------       ---------     --------         --------    --------   --------
Operating Income (Loss)....................       (4,938)         (1,800)         (699)          3,208      (7,778)    (12,007)
Interest Income............................           --              --            --              --       1,460       1,460
Interest and other financing costs.........           --          (3,460)         (212)             --        (309)     (3,981)
                                                 --------       ---------     --------         --------    --------   --------
Income (Loss) before income taxes..........      $(4,938)       $ (5,260)     $   (911)        $ 3,208     $(6,627)   $(14,528)
                                                 ========       =========     ========         ========    ========   ========
Long-Lived Assets..........................      $48,531        $138,087      $199,645         $57,903     $ 6,429    $450,595
                                                 ========       =========     ========         ========    ========   ========
Additions to Long-Lived Assets.............      $ 6,649        $     --      $ 13,807         $ 4,992     $   435    $ 25,883
                                                 ========       =========     ========         ========    ========   ========
------------
(a)  Includes primarily Cogeneration Plant Operations, General and Administrative and gains/loss on hedging and sale of assets.
(b)  Includes taxes other than income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this report, including statements of EEX's and management's expectations, intentions, plans and beliefs, are "forward-looking statements," within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to certain events, risks and uncertainties that may be outside EEX's control. See "Forward-Looking Statements-- Uncertainties and Risks."

RESULTS OF OPERATIONS

For the first quarter of 2000, EEX reported net income applicable to common shareholders of approximately $1 million ($0.02 per share), versus a net loss applicable to common shareholders of $18 million ($0.43 per share) for the same period in 1999.

For the first quarter of 2000, total revenues were $61 million, 54% higher than total revenues in the first quarter of 1999. Natural gas revenues for the first quarter of 2000 were 63% higher than the same quarter of 1999. This increase was impacted by a 30% increase in average prices and a 25% increase in production. The increase in production is primarily due to the Tesoro acquisition, offset by property sales and production decline. The average natural gas sales price per thousand cubic feet ("Mcf") was $2.57 in the first quarter of 2000, compared with $1.97 in the same period of 1999. Natural gas production for the first quarter of 2000 was 15 billion cubic feet ("Bcf"), compared with 12 Bcf in the same period of 1999. Oil revenues increased 41% from the same period in 1999 due to an increase in the average price to $27.26 from $11.17, offset by a 42% decrease in production, primarily due to production decline associated with the Mudi Field.

Production from the Mudi Field in Indonesia during the quarter was lower than was forecast at year-end 1999. The Company has initiated studies of the reservoir and is participating in drilling and other operations intended to improve production rates. Based upon the results of these studies and operations, the Company plans to reevaluate its interest in the Mudi Field, including the property's carrying value.

Costs and expenses for the first quarter of 2000 were $46 million, compared with $52 million in 1999. Operating expenses (production and operating, general and administrative and taxes other than income) were $18 million in the current quarter, 13% higher than the same period of 1999, primarily as a result of the Tesoro acquisition, offset by property sales. Exploration expenses for the first quarter of 2000 decreased to $5 million, compared to $13 million for the same period of 1999. The first quarter of 1999 includes $6 million of dry hole costs associated with Vermilion Block 37. Depletion, depreciation and amortization for the first quarter of 2000 was $21 million, $1 million higher than the same period of 1999, primarily due to the addition of properties from the Tesoro acquisition, offset by property sales and production decline.

Total interest and other financing costs for the first quarter of 2000, including interest income, preferred stock dividends and other income, were $11 million, a $5 million increase from the same period of 1999. This increase was primarily due to increased interest expense associated with borrowings under the revolving credit agreement and the gas sales obligation. Interest income also decreased during the current quarter due to a lower cash balance.

                                EEX CORPORATION
                       SUMMARY OF SELECTED OPERATING DATA
                      FOR OIL AND GAS PRODUCING ACTIVITIES
                                  (UNAUDITED)

                                                                                           Three Months Ended
                                                                                                March 31
                                                                                          ----------------------
                                                                                           2000             1999
                                                                                          -----            -----
Sales volume
   Natural gas (Bcf) (a)........................................................           14.6             11.7
   Oil, condensate and natural gas liquids (MMBbls) (d).........................            0.8              1.3
       Total volumes (Bcfe) (a).................................................           19.2             19.6

Average sales price (b)
   Natural gas (per Mcf) (c)....................................................         $ 2.57           $ 1.97
   Oil, condensate and natural gas liquids (per Bbl)............................          27.12            11.17
       Total (per Mcfe) (c).....................................................           3.03             1.93

Average costs and expenses (per Mcfe) (c)
   Production and operating (b).................................................         $ 0.55           $ 0.47
   Exploration .................................................................           0.25             0.65
   Depletion, depreciation and amortization.....................................           1.10             1.05
   General, administrative and other............................................           0.31             0.28
   Taxes, other than income.....................................................           0.09             0.08

----------
(a) Billion cubic feet or billion cubic feet equivalent, as applicable. Ratio of six Mcf of natural gas to one barrel of crude oil, condensate or natural gas liquids.
(b) Before related production, severance and ad valorem taxes.
(c) One thousand cubic feet or one thousand cubic feet equivalent, as applicable. Ratio of six Mcf of natural gas to one barrel of crude oil, condensate or natural gas liquids.
(d) One million barrels of crude oil or other liquid hydrocarbons.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Net cash flows provided by operating activities for the first quarter of 2000 were $4 million, a decrease of $7 million over the first quarter of 1999, largely due to changes in current operating assets and liabilities. Net cash flows used in investing activities for the first quarter of 2000 were $60 million, a $33 million increase from cash flows used in investing activities in the first quarter of 1999. The increase in investing activities is primarily due to increased capital spending related to onshore (Tesoro acquisition), Llano #3, and the refurbishment of the Cooper Floating Production System ("FPS"). Net cash flows provided by financing activities in the first quarter of 2000 were $52 million, compared to $141 million in the first quarter of 1999. As of March 31, 2000, EEX had $65 million outstanding under the revolving credit agreement. During the first quarter of 1999, EEX received $150 million from the issuance of preferred stock and warrants.

Capital Budget

Planned 2000 capital expenditures are approximately $140 million, compared with actual expenditures of $388 million in 1999 (including $215 million for the acquisition of Tesoro oil and gas properties and pipelines). Capital expenditures for the first quarter of 2000 were $44 million. Planned 2000 capital expenditures exclude approximately $14 million of carried working interest expenses resulting from joint venture arrangements and any significant costs which may be incurred for the acquisition of producing properties. The Company expects to fund these capital expenditures by operating cash flows, proceeds from property sales, investment costs carried under joint venture arrangements and increased borrowings under the revolving credit agreement. In addition, the Company may seek additional funds from public and private equity and debt markets.

Liquidity

EEX has a $350 million revolving credit line with a group of banks that matures on June 27, 2002, of which $65 million was outstanding at March 31, 2000. The amount borrowed during the first quarter reflects a reduction in current and other liabilities. The revolving credit agreement limits, at all times, total debt, as defined, to the lesser of 60% of capitalization, as defined, or $1 billion, and prohibits liens on property except under certain circumstances. As described in the Company's 1999 Annual Report on Form 10-K, the gas sales obligation is not included in the definition of debt for purposes of determining the debt to capital ratio under the bank revolving credit agreement. As of March 31, 2000, the debt to capital ratio under the revolving credit agreement was 49% and unused available credit was approximately $165 million. The interest rate ranges from the London Inter-Bank Offered Rate (LIBOR) plus 0.55% to 1.30% per annum, plus a facility fee of 0.20% to 0.45% per annum, depending upon the debt to capital ratio.

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

 .  The majority of the commitment associated with the Arctic I rig (See Note 19 to the Consolidated Financial Statements in Item 8 of the Company's 1999 Annual Report on Form 10-K) has been assumed, for budget purposes, to be funded by EEX's joint venture partners in its Deepwater Exploration program. If the joint venture partners elect not to participate in these projects, and EEX cannot find other participants to share the costs of drilling, EEX would incur expenditures greater than forecast, which could result in increased exploration expense.

 . Any decreases in capitalization through losses incurred from dry hole expense, asset write-downs, loss on sales or other reasons, or increases in debt as defined in the revolving credit agreement will increase the debt to capital ratio and further limit available borrowings.

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

Capital Funding and Liquidity--EEX's access to public or private equity or debt markets may be limited by general conditions in or volatility of the markets, general conditions affecting the oil and gas industry, or by EEX's financial condition. No assurances can be given that the Company will be able to secure funds in these markets when necessary, or that such funds will be obtained on terms favorable to the Company. If the Company is unable to secure funds when required for its activities, its liquidity and ability to make capital investments may become impaired. See the discussion under "Liquidity" above for factors that may affect the Company's liquidity.

FPS and Pipeline Marketing Risk--The FPS and Pipelines have a carrying value of approximately $148 million net to EEX at March 31, 2000 and currently do not generate any cash returns to the Company. The FPS is a unique asset. A successful marketing program for this asset will require finding a prospective purchaser with the need for such a facility, successfully negotiating a transaction and obtaining agreement from EEX's partner in the facility. The utility of the Pipelines depend primarily on the future reserve potential of the Llano area or other discoveries not yet made which would require use of these Pipelines. Until such reserves are proved or other discoveries are made, the risk to a prospective pipeline purchaser will likely be reflected in its assessment of value. While management believes that it can realize the value of the FPS and Pipelines, there can be no assurance that it can do so in the near term or on favorable financial terms.

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

RECENT EVENTS

Deepwater Gulf of Mexico - Garden Banks Block 386 (Llano, EEX 30%)--The Glomar-Artic 1 semi-submersible rig moved into the Garden Banks area and began drilling the second appraisal well at Llano in late September 1999. This well, Llano #3, is located approximately one mile northwest of the discovery well and will test the western extent of this reservoir and is expected to be drilled to approximately 26,000 feet into the Lower Pliocene and Miocene sands encountered in the discovery well.

In late April 2000, the well reached a total depth of 23,090 feet before conditioning and logging tools became stuck in the well bore. Efforts to free the tools were unsuccessful, and the Company intends to commence a side track and resume drilling as soon as repairs to the blow-out prevention equipment are completed. Before the tools became stuck, the Company observed hydrocarbon-bearing sands that appear to correlate to, be thicker than, and be structurally high to the uppermost pay sands observed in the Llano #1 well.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Hedging activity for the first quarter ended March 31, 2000, resulted in a gain of $1.7 million for natural gas and a loss of $0.1 million for crude oil that totals to a combined gain of $1.6 million. The total net hedging gain for natural gas includes a gain of $0.2 million related to hedging activities associated with the contractual requirement to purchase gas for delivery to a co-generation plant in Texas. This gain is recorded as oil and gas properties. The tables below provide information about EEX's hedging instruments as of March 31, 2000. Since essentially all of the hedging done by EEX utilized either "swap" or "collar" instruments, the tables have been separated to show the volumes hedged utilizing each instrument. The Notional Amount is equal to the net volumetric hedge position of EEX during the periods. The fair values of the hedging instruments are based on the difference between the applicable strike price and the New York Mercantile Exchange future prices for the applicable trading months. EEX follows hedge accounting for these positions and accordingly, the fair values presented below, which represent unrealized gains (losses), have not been recognized in the financial statements.


                                                          Notional             Average            Fair Value at
                                                           Amount            Strike Price         March 31, 2000
                                                         (BBtu) (1)         (Per MMBtu) (2)       (In thousands)
                                                         ----------         ---------------       --------------
Natural Gas Swaps:
  April 2000 - June 2000..............................       1,040                $2.53              $  (432)
  July 2000 - September 2000..........................       1,041                 2.55                 (438)
  October 2000 - December 2000........................         994                 2.70                 (382)
  January 2001 - March 2001...........................         383                 2.75                 (126)
  April 2001 - June 2001..............................         398                 2.48                  (90)
  July 2001 - September 2001..........................         414                 2.49                  (93)
  October 2001 - December 2001........................         391                 2.69                  (66)
  January 2002 - March 2002...........................         439                 2.74                  (54)
  April 2002 - June 2002..............................         445                 2.51                  (46)
  July 2002 - September 2002..........................         455                 2.51                  (55)
  October 2002 - December 2002........................         426                 2.69                  (45)
  January 2003 - March 2003...........................         290                 2.76                  (24)
  April 2003 - June 2003..............................         315                 2.54                  (32)
  July 2003 - September 2003..........................         311                 2.54                  (38)
  October 2003 - December 2003                                 303                 2.72                  (33)
  January 2004 - March 2004...........................         315                 2.80                  (28)
  April 2004 - June 2004..............................         310                 2.58                  (33)
  July 2004 - September 2004..........................         335                 2.57                  (42)
  October 2004 - December 2004........................         319                 2.76                  (36)
                                                             -----                                   -------
     Total............................................       8,924                                   $(2,093)
                                                             =====                                   =======

--------
(1)  Billions of British Thermal Units.
(2)  Millions of British Thermal Units.

                                                            Notional               Average                 Fair Value at
                                                             Amount             Strike Price               March 31, 2000
                                                           (BBtu) (1)          (Per MMBtu) (2)             (In thousands)
                                                          -----------     ---------------------------    -----------------
                                                                            Floor             Ceiling
                                                                          --------           --------
Natural Gas Collars:
  April 2000 - June 2000..............................         4,095        $2.364              $2.682         $(1,052)
  July 2000 - September 2000..........................         3,220         2.318               2.648          (1,048)
  October 2000 - December 2000........................         3,525         2.506               2.835            (879)
  January 2001 - March 2001...........................           900         2.584               2.889            (135)
  April 2001 - June 2001..............................           910         2.320               2.625             (80)
  July 2001 - September 2001..........................           920         2.315               2.620             (86)
  October 2001 - December 2001                                   920         2.495               2.800             (77)
                                                              ------                                           --------
     Total............................................        14,490                                           $(3,357)
                                                              ======                                           =======

Note: Includes the cost of "puts" which was included in the averages calculated for this table.

---------
(1)  Billions of British Thermal Units.
(2)  Millions of British Thermal Units.

EEX has a contractual requirement to deliver gas to a co-generation plant in Texas. The Company has been meeting the requirements for gas delivery by purchasing gas in the open market and has entered into the following hedge transactions. These volumes are not included in the above natural gas hedging table. The Notional Amount is equal to the net volumetric position of EEX during the period. The fair values of the hedging instruments are based on the difference between the strike price and the New York Mercantile Exchange future prices for the applicable trading month. EEX follows hedge accounting for these positions and accordingly, the fair values presented below, which represent unrealized gains (losses), have not been recognized in the financial statements.

                                                          Notional           Average           Fair Value at
                                                           Amount         Strike Price        March 31, 2000
                                                         (BBtu) (1)      (Per MMBtu) (2)      (In thousands)
                                                      -------------      ---------------     ---------------
Natural Gas:
  April 2000 - June 2000..............................       1,365                $2.14               $1,122
  July 2000 - September 2000..........................       1,380                 2.16                1,140
  October 2000 - December 2000........................       1,380                 2.32                1,055
                                                             -----                                    ------
     Total............................................       4,125                                    $3,317
                                                             =====                                    ======

--------------
(1)  Billions of British Thermal Units.
(2)  Millions of British Thermal Units.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit 27 - Financial Data Schedule

         (b)  Reports on Form 8-K

              None

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         EEX CORPORATION
                                         (Registrant)



Dated:  May 11, 2000                     By:  /s/  R. S. Langdon
                                            -----------------------------
                                              R. S. Langdon
                                              Executive Vice President,
                                              Finance and Administration,
                                              and Chief Financial Officer

                                              The above officer of Registrant
                                              has signed this report as its duly
                                              authorized representative and as
                                              its principal financial officer.