Form 10-Q
period 2000-06-30
EEX CORP
filed 2000-08-10
CIK 1023060

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(MARK ONE)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                                Yes    X      No
                                      ---        ---

Number of shares of Common Stock of Registrant outstanding as of July 31, 2000:
43,043,455

                        PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                                EEX CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)



                                                                       Three Months Ended                Six Months Ended
                                                                            June 30                          June 30
                                                              ------------------------------       ---------------------------
                                                                  2000             1999                 2000          1999
                                                              -----------      -------------       -------------    -----------
                                                                          (In thousands, except per share amounts)
Revenues:
  Natural gas...............................................       $ 40,637       $ 22,262           $ 78,195        $ 45,288
  Oil, condensate and natural gas liquids...................         18,705         19,088             39,480          33,808
  Cogeneration operations...................................          2,339          2,652              4,251           4,941
  Other.....................................................            598            (19)             1,221            (499)
                                                                  ---------      ---------          ---------       ---------
     Total..................................................         62,279         43,983            123,147          83,538
                                                                  ---------      ---------          ---------       ---------

Costs and Expenses:
  Production and operating..................................          8,784         10,255             19,326          19,457
  Exploration...............................................          9,506         32,786             14,254          45,485
  Depletion, depreciation and amortization..................         25,162         17,821             46,249          38,291
  Impairment of producing oil and gas properties............         12,200             --             12,200              --
  Loss (Gain) on sales of property, plant and equipment.....          1,729           (507)             2,289            (511)
  Cogeneration operations...................................          2,034          2,349              3,388           4,539
  General, administrative and other.........................          4,865          7,790             10,916          13,294
  Taxes, other than income..................................          2,208            474              3,991           1,975
                                                                  ---------      ---------          ---------       ---------
     Total..................................................         66,488         70,968            112,613         122,530
                                                                  ---------      ---------          ---------       ---------

Operating Income (Loss).....................................         (4,209)       (26,985)            10,534         (38,992)
Other Income (Expense)--Net.................................             22            (97)               121            (164)
Interest Income.............................................            149          1,533                341           3,060
Interest and Other Financing Costs..........................         (8,278)        (4,284)           (15,958)         (8,265)
                                                                  ---------      ---------          ---------       ---------
(Loss) Before Income Taxes..................................        (12,316)       (29,833)            (4,962)        (44,361)
Income Taxes................................................             --            235              2,300           1,220
Minority Interest Third Party...............................            563             --              1,388              --
                                                                  ---------      ---------          ---------       ---------
Net (Loss)..................................................        (12,879)       (30,068)            (8,650)        (45,581)
Preferred Stock Dividends...................................          3,308          3,055              6,550           5,822
                                                                  ---------      ---------          ---------       ---------
Net (Loss) Applicable to Common Shareholders................       $(16,187)      $(33,123)          $(15,200)       $(51,403)
                                                                  =========      =========          =========       =========
Net (Loss) Per Share Available to Common Shareholders:
  Basic.....................................................       $  (0.38)      $  (0.79)          $  (0.36)       $  (1.22)
                                                                  =========      =========          =========       =========
  Diluted...................................................       $  (0.38)      $  (0.79)          $  (0.36)       $  (1.22)
                                                                  =========      =========          =========       =========
Weighted Average Shares Outstanding:
  Basic.....................................................         42,202         42,200             42,202          42,200
                                                                  =========      =========          =========       =========
  Diluted...................................................         42,202         42,200             42,202          42,200
                                                                  =========      =========          =========       =========


                            See accompanying notes.

                                EEX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)


                                                                                      June 30                 December 31
                                                                                       2000                      1999
                                                                                  ---------------            --------------
                                                                                              (In thousands)
                                    ASSETS
                                    ------
Current Assets:
   Cash and cash equivalents....................................................     $     10,581               $    15,053
   Restricted cash..............................................................            7,632                     5,000
   Accounts receivable--trade (net of allowance of $2,182 and $1,791)...........           44,327                    28,248
   Other........................................................................           12,474                    12,737
                                                                                     ------------               -----------
       Total current assets.....................................................           75,014                    61,038
                                                                                     ------------               -----------
Property, Plant and Equipment (at cost):
   Oil and gas properties (successful efforts method)...........................        1,209,301                 1,259,364
   Other........................................................................            8,030                     8,047
                                                                                     ------------               -----------
       Total....................................................................        1,217,331                 1,267,411
   Less accumulated depletion, depreciation and amortization....................          530,482                   576,914
                                                                                     ------------               -----------
       Net property, plant and equipment........................................          686,849                   690,497
                                                                                     ------------               -----------

Deferred Income Tax Assets......................................................           20,509                    22,809
Other Assets....................................................................            8,509                     6,440
                                                                                     ------------               -----------
       Total....................................................................     $    790,881               $   780,784
                                                                                     ============               ===========


                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------
Current Liabilities:
   Accounts payable--trade......................................................     $     47,165               $    72,518
   Current portion of capital lease obligations.................................           14,376                    16,810
   Other........................................................................            3,747                     2,580
                                                                                     ------------               -----------
       Total current liabilities................................................           65,288                    91,908
                                                                                     ------------               -----------

Bank Revolving Credit Agreement.................................................           90,000                        --
Capital Lease Obligations.......................................................          197,829                   205,634
Gas Sales Obligation............................................................           94,308                   105,000
Other Liabilities...............................................................           52,578                    80,329
Minority Interest Third Party...................................................            4,438                     3,050
Shareholders' Equity:
   Preferred stock (10,000 shares authorized; 1,687 and 1,621 shares issued;
       Liquidation preference of $168,667 and $162,117).........................               17                        16
   Common stock ($0.01 par value; 150,000 shares authorized; 43,041 and
       42,483 shares issued)....................................................              430                       424
   Paid in capital..............................................................          738,079                   729,925
   Retained (deficit)...........................................................         (449,948)                 (434,748)
   Unamortized restricted stock compensation....................................           (1,827)                     (443)
   Treasury stock, at cost (14 shares)..........................................             (311)                     (311)
                                                                                     ------------               -----------
       Total shareholders' equity...............................................          286,440                   294,863
                                                                                     ------------               -----------
       Total....................................................................     $    790,881               $   780,784
                                                                                     ============               ===========



                            See accompanying notes.

                                EEX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)



                                                                                           Six Months Ended
                                                                                               June 30
                                                                                -------------------------------------
                                                                                      2000                  1999
                                                                                ---------------       ---------------
                                                                                             (In thousands)
OPERATING ACTIVITIES
  Net (Loss)....................................................................       $ (8,650)             $(45,581)
  Dry hole cost.................................................................            554                22,174
  Depletion, depreciation and amortization......................................         46,249                38,291
  Impairment of producing oil and gas properties................................         12,200                    --
  Impairment of undeveloped leasehold...........................................          2,753                 2,907
  Deferred income taxes.........................................................          2,300                 1,000
  Loss (Gain) on sales of property, plant and equipment.........................          2,289                  (511)
  Other.........................................................................        (18,479)                6,503
  Changes in current operating assets and liabilities:
   Accounts receivable..........................................................        (16,079)               13,865
   Other current assets.........................................................            263                   615
   Restricted cash..............................................................         (2,632)                   --
   Accounts payable.............................................................         (7,037)               (9,349)
   Other current liabilities....................................................          1,167                (2,990)
                                                                                     ----------            ----------
     Net cash flows provided by operating activities............................         14,898                26,924
                                                                                     ----------            ----------

INVESTING ACTIVITIES
  Additions of property, plant and equipment....................................        (83,271)              (53,527)
  Proceeds from dispositions of property, plant and equipment...................         11,760                    --
  Other (changes in accruals)...................................................        (18,316)                  585
                                                                                     ----------            ----------
     Net cash flows used in investing activities................................        (89,827)              (52,942)
                                                                                     ----------            ----------

FINANCING ACTIVITIES
  Issuance of preferred stock and common stock warrants.........................             --               150,000
  Borrowings under bank revolving credit agreement..............................        170,000                45,000
  Repayment of borrowings under bank revolving credit agreement.................        (80,000)              (45,000)
  Borrowings under short-term financing agreement...............................         35,000                    --
  Repayment of borrowings under short-term financing agreement..................        (35,000)                   --
  Deliveries under the gas sales obligation.....................................        (10,692)                   --
  Minority interest third party.................................................          1,388                    --
  Payments of capital lease obligations.........................................        (10,239)              (10,004)
                                                                                     ----------            ----------
     Net cash flows provided by financing activities............................         70,457               139,996
                                                                                     ----------            ----------

Net Increase (Decrease) in Cash and Cash Equivalents............................         (4,472)              113,978
Cash and Cash Equivalents at Beginning of Period................................         15,053                15,588
                                                                                     ----------            ----------
Cash and Cash Equivalents at End of Period......................................       $ 10,581              $129,566
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

2. The preferred stock has a stated value of $100 and a current dividend rate of 8% per year, payable quarterly. The 8% dividend rate will be adjusted to a market rate, not to exceed 18%, after seven years or earlier occurrence of certain events, including a change of control. Prior to any adjustment of the dividend rate, EEX may, at its option, accrue dividends or pay them in cash, shares of preferred stock or shares of common stock. After any adjustment of the dividend rate, dividends must be paid in cash.

    In 2000, EEX paid dividends in-kind on the preferred stock as follows:

                               Amount of Dividends       Number of Preferred
         Date                     (In millions)              Shares Issued
    -----------------     --------------------------- --------------------------
    March 31, 2000                   $3.2                       32,423
    June 30, 2000                    $3.3                       33,071


3. Early in 1998, EEX entered into two forward purchase facilities to repurchase shares of its common stock. EEX initiated several transactions under these facilities, which allow for settlement, at EEX's option, by paying cash in exchange for physical delivery of the shares to EEX, or on a net basis in either shares of EEX common stock or in cash. Pursuant to a net basis settlement, to the extent that the market price of EEX's common stock on a settlement date is higher (lower) than the forward purchase price, EEX pays (receives) the net differential. As of June 30, 2000, transactions under these facilities covered approximately $9.1 million, or 796,533 shares of EEX's common stock, with an average forward purchase price of $11.44 per share. If the agreements were settled on a net basis on the June 30, 2000 market price of EEX's common stock ($5.3125 per share), EEX would be obligated to pay approximately $4.9 million in cash, or deliver approximately 918,275 shares. Under the terms of two facilities, EEX deposited $7.6 million in cash collateral accounts. On August 1, 2000, EEX elected to settle one of the facilities by paying cash for physical delivery of the shares to EEX. On or before August 25, 2000, EEX will purchase approximately 500,899 shares for $4.2 million. The other facility terminates in the third quarter of 2000.

4. Payments under the gas sales obligation are amortized on the interest method through final pay out. Payments made during the second quarter related to this obligation were $6.0 million. Payments made during the first quarter related to this obligation were $4.7 million.

5. EEX is involved in a number of legal and administrative proceedings incident to the ordinary course of its business. In the opinion of management, based on the advice of counsel and current assessment, any liability to EEX relative to these ordinary course proceedings will not have a material adverse effect on EEX's operations or financial condition.

    In the class action securities lawsuit, Gracy Fund, et al. v. EEX Corporation, et al., EEX, its insurers and co-defendants have reached an agreement with counsel for plaintiffs to settle the case for a total amount of $25 million, of which EEX would contribute $1.25 million. Counsel for the parties have executed a Memorandum of Understanding ("MOU") dated as of June 22, 2000, setting out the basic terms of the settlement. The settlement described in the MOU is subject to certain terms and conditions, including, but not limited to, (i) reaching agreement on definitive terms of settlement, (ii) notifying the class members, (iii) confirmatory discovery by plaintiffs, (iv) cancellation if greater than a specified number of class members opt out of the settlement, and (v) the court's final approval. The settlement amount was paid into an escrow account on July 21, 2000.

    On July 31, 2000, EEX filed EEX Corporation v. Cal Dive International, Inc., et al. in the 11th District Court, Harris County, Texas. The suit claims a breach of fiduciary duty by a former employee involving, and damages from, a series of transactions with the defendants. Certain of the defendants in the above suit filed on August 1, 2000, Cal Dive International , Inc., et al. v. EEX Corporation in Federal District Court, Southern District of Texas, alleging breach of purchase and sale and other agreements and seeking a declaratory judgment that Cal Dive is not liable to EEX in the transactions that are the subject of EEX's suit. Because of the stage of the litigation, no estimate of the claim or liability can be made at this time.

                                EEX CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


    The operations and financial position of EEX continue to be affected from time to time in varying degrees by domestic and foreign political developments as well as legislation and regulations pertaining to restrictions on oil and gas production, imports and exports, natural gas regulation, tax increases, environmental regulations and cancellation of contract rights. Both the likelihood of such occurrences and their overall effect on EEX vary greatly and are not predictable.

    EEX has taken and will continue to take into account uncertainties and potential exposures in legal and administrative proceedings in periodically establishing accounting reserves.

6. On December 17, 1999, EEX closed a stock purchase of certain affiliates of Tesoro Petroleum Corporation that indirectly own oil and gas properties and pipeline assets. The purchase price was allocated to the assets purchased and liabilities assumed based upon preliminary estimates of fair value on the date of acquisition.

7. Segment information has been prepared in accordance with Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information. EEX has determined that its reportable segments are those that are based on EEX's method of internal reporting. EEX has four reportable segments, which are primarily in the business of natural gas and crude oil exploration and production: Deepwater Operations, Deepwater FPS/Pipelines, Onshore/Shelf and International. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (See Note 2 to the Consolidated Financial Statements in Item 8 of EEX's 1999 Annual Report on Form 10-K). EEX's reportable segments are consistent with its business strategy. Financial information by operating segment is presented below (in thousands):

                                                       DEEPWATER
                                           ---------------------------------
                                              OPERATIONS    FPS/PIPELINES    ONSHORE/SHELF    INTERNATIONAL    OTHER(a)    TOTAL
                                           --------------  ----------------- -------------    -------------    --------   -------
THREE MONTHS ENDED JUNE 30, 2000:
---------------------------------
Total Revenues.............................   $      --         $      --      $ 50,538        $ 12,815       $ (1,074)   $ 62,279
Production and operating costs.............          --                51         4,197           4,536             --       8,784
Exploration costs..........................       2,078                --         6,829             599             --       9,506
Depletion, depreciation and amortization...          --             1,146        15,159           8,429            428      25,162
Impairment of producing oil and gas
  properties...............................          --                --           200          12,000             --      12,200
Other costs................................          --                --         2,797   (b)        --          8,039      10,836
                                              ---------         ---------      --------        --------       --------    --------
Operating Income (Loss)....................      (2,078)           (1,197)       21,356         (12,749)        (9,541)     (4,209)
Interest Income and other..................          --                --            --              --            171         171
Interest and other financing costs.........          --            (3,539)       (2,540)             --         (2,199)     (8,278)
                                              ---------         ---------      --------        --------       --------    --------
Income (Loss) before income taxes..........   $  (2,078)         $ (4,736)     $ 18,816        $(12,749)      $(11,569)   $(12,316)
                                              =========         =========      ========        ========       ========    ========
Long-Lived Assets..........................   $  61,909          $149,312      $428,963        $ 41,597       $  5,068    $686,849
                                              =========         =========      ========        ========       ========    ========
Additions to Long-Lived Assets.............   $   6,917          $  2,611      $ 27,395        $  1,465       $     87    $ 38,475
                                              =========         =========      ========        ========       ========    ========

THREE MONTHS ENDED JUNE 30, 1999:
---------------------------------
Total Revenues.............................   $      --          $     --      $ 25,746        $ 14,280       $  3,957    $ 43,983
Production and operating costs.............          --                --         6,002           4,253             --      10,255
Exploration costs..........................      31,081                --           817             888             --      32,786
Depletion, depreciation and amortization...          --             1,800        12,790           2,891            340      17,821
Other costs................................          --                --         1,294   (b)        --          8,812      10,106
                                              ---------         ---------      --------        --------       --------    --------
Operating Income (Loss)....................     (31,081)           (1,800)        4,843           6,248         (5,195)    (26,985)
Interest Income and other..................          --                --            --              --          1,436       1,436
Interest and other financing costs.........          --            (3,497)         (196)             --           (591)     (4,284)
                                              ---------         ---------      --------        --------       --------    --------
Income (Loss) before income taxes..........   $ (31,081)         $ (5,297)     $  4,647        $  6,248       $ (4,350)   $(29,833)
                                              =========         =========      ========        ========       ========    ========
Long-Lived Assets..........................   $  40,521          $137,461      $199,916        $ 57,232       $  5,581    $440,711
                                              =========         =========      ========        ========       ========    ========
Additions to Long-Lived Assets.............   $  14,649          $  1,030      $ 10,384        $  2,210       $    332    $ 28,605
                                              =========         =========      ========        ========       ========    ========

                                EEX CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


                                                       DEEPWATER
                                           --------------------------------
                                              OPERATIONS     FPS/PIPELINES    ONSHORE/SHELF    INTERNATIONAL    OTHER(a)    TOTAL
                                           --------------  ----------------  --------------   ---------------  ----------  -------

SIX MONTHS ENDED JUNE 30, 2000:
-------------------------------
Total Revenues.............................   $      --       $      --         $ 93,687        $ 27,159       $  2,301   $123,147
Production and operating costs.............          --             249           11,206           7,871             --     19,326
Exploration costs..........................       4,166              --            8,869           1,219             --     14,254
Depletion, depreciation and amortization...          --           2,046           32,147          11,200            856     46,249
Impairment of producing oil and gas
  properties...............................          --              --              200          12,000             --     12,200
Other costs................................          --              --            4,574   (b)        --          16,010    20,584
                                              ---------       ---------         --------        --------       ---------  --------
Operating Income (Loss)....................      (4,166)         (2,295)          36,691          (5,131)        (14,565)   10,534
Interest Income and other..................          --              --               --              --             462       462
Interest and other financing costs.........          --          (7,028)          (5,244)             --          (3,686)  (15,958)
                                              ---------       ---------         --------        --------       ---------  --------
Income (Loss) before income taxes..........   $  (4,166)      $  (9,323)        $ 31,447        $ (5,131)      $ (17,789) $ (4,962)
                                              =========       =========         ========        ========       =========  ========
Long-Lived Assets..........................   $  61,909       $ 149,312         $428,963        $ 41,597       $   5,068  $686,849
                                              =========       =========         ========        ========       =========  ========
Additions to Long-Lived Assets.............   $  14,532       $   7,208         $ 49,608        $  4,234       $     805  $ 76,387
                                              =========       =========         ========        ========       =========  ========

SIX MONTHS ENDED JUNE 30, 1999:
-------------------------------
Total Revenues.............................   $      --       $      --         $ 54,488        $ 24,800       $   4,250  $ 83,538
Production and operating costs.............          --              --           12,307           7,150              --    19,457
Exploration costs..........................      36,019              --            7,051           2,415              --    45,485
Depletion, depreciation and amortization...          --           3,600           28,191           5,779             721    38,291
Other costs................................          --              --            2,795   (b)        --          16,502    19,297
                                              ---------       ---------         --------        --------       ---------  --------
Operating Income (Loss)....................     (36,019)         (3,600)           4,144           9,456         (12,973)  (38,992)
Interest Income and other..................          --              --               --              --           2,896     2,896
Interest and other financing costs.........          --          (6,957)            (408)             --            (900)   (8,265)
                                              ---------       ---------         --------        --------       ---------  --------
Income (Loss) before income taxes..........   $ (36,019)      $ (10,557)        $  3,736        $  9,456       $ (10,977) $(44,361)
                                              =========       =========         ========        ========       =========  ========
Long-Lived Assets..........................   $  40,521       $ 137,461         $199,916        $ 57,232       $   5,581  $440,711
                                              =========       =========         ========        ========       =========  ========
Additions to Long-Lived Assets.............   $  21,298       $   1,030         $ 24,191        $  7,202       $     767  $ 54,488
                                              =========       =========         ========        ========       =========  ========

------------------
(a) Includes primarily Cogeneration Plant Operations, General and Administrative and gains/losses on hedging and sale of assets.
(b) Includes taxes other than income.

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

UPDATE AND RECENT EVENTS

Llano Well No. 3 and Deepwater* Gulf of Mexico Exploration

The Llano No. 3 located at Garden Banks Block 386 has been drilled to its planned total depth of approximately 25,500 feet, encountering hydrocarbons in the Lower Pliocene and Miocene-age sands. Based upon log analysis, the well encountered approximately 340 feet of hydrocarbon-bearing sands. This compares to approximately 200 feet of hydrocarbon-bearing sands encountered in the discovery well. This second appraisal well is located approximately one mile to the northwest of the discovery well. EEX believes the field should be commercial with potential gross reserves estimated to be in the range of 200 to 250 million barrels of oil equivalent. These estimates do not constitute proved reserves at this time.

EEX and the other participants in the Llano leases are in discussions on a plan of development for Llano, as well as on further exploration in the Llano area.
A plan of development would normally include additional wells, production and transportation facilities, and will require regulatory approvals. EEX has recommended using the Pipelines (defined below) as part of a plan of development. No assurances can be given that an agreement will be reached among the parties regarding a plan of development or further actions in the Llano area.

EEX has entered into an agreement with Murphy Oil Corporation to farmout its 40% working interest in the Mason Prospect in return for a carried 18% working interest (up to 110% of the approved estimated cost of the well or to the objective depth, whichever comes first) in the initial exploration well on the prospect. The Mason Prospect on Garden Banks Block 562 is located approximately ten miles south of the Llano area. The well will be operated by Murphy Oil Corporation and targets potential hydrocarbon accumulations in both Lower Pliocene and Miocene-age sands. Drilling is expected to commence by the end of the third quarter.

The Llano No. 3 was drilled using the Arctic I drilling rig that EEX has under a contract that expires July 2002. After the rig completes its work on Llano No. 3, the rig is expected to move to another Llano area prospect. Depending on the willingness of certain Llano area partners to participate in this and subsequent wells, EEX may seek the participation of new joint venture partners to share in the expense of the next and subsequent well(s), elect to bear 100% of the costs or decide to "stack" the rig and take it out of operation at a rate of approximately $130,000 per day.

Gulf of Mexico Shelf

In March 2000, EEX completed a sale of certain properties on the Gulf of Mexico Continental Shelf ("Shelf"). Primarily as the result of a decision to shift capital spending from the Shelf to higher potential onshore programs, the remaining Shelf properties are continuing to experience production declines. In certain instances, EEX is conducting remedial work on wells in order to restore a portion of these production volumes. There can be no assurances that the remedial work will improve production rates or reverse production declines. As previously announced, EEX is considering the sale of its remaining Shelf properties, and has engaged a consultant to evaluate the properties and advise EEX concerning a possible sale. EEX has not made a final decision to sell these properties at this time. If the properties are sold, there can be no assurances that the purchase price will be equal to or greater than the carrying value of the assets.

------------------
* "Deepwater" means areas of the Gulf of Mexico where water depths are greater than 600 feet.

Cooper Floating Production System ("FPS") and Pipelines

The FPS and Pipelines (two pipelines and associated facilities from the Cooper project) have a carrying value of approximately $149 million net to EEX at June 30, 2000, generally reflecting the highest valued use of the assets. EEX has continued its efforts to place into service the FPS that completed refurbishment and became ready for service in the first half of 2000. Previously reported discussions with an operator for a disposition of the FPS have terminated. EEX recently completed a new marketing evaluation that indicated a number of potential uses for the FPS. The study indicated that the highest value use of the FPS is as a production facility in a project that requires such capability in the near term (rather than experiencing delays associated with design and fabrication). Because of the uniqueness of the FPS and the characteristics of its markets, it is difficult to assess its ultimate market value. The 40% co-owner shared the cost of the evaluation and has indicated its desire to proceed with a joint marketing effort. Management believes that a disposition of the FPS is not likely until late in 2000 at the earliest, and therefore, will not appreciably affect this year's cash flows.

The Pipelines are also not in use. Recent internal engineering estimates indicate that the daily capacity for pipeline quality products is approximately 70,000 barrels of oil and 140 million cubic feet of gas. EEX continues to believe that the Pipelines have utility as support infrastructure for anticipated development at Llano and the greater Llano area. EEX currently estimates potential gross Llano reserves in the range of 200 to 250 million barrels of oil equivalent, however, it has yet to record proved reserves at Llano or in the Llano area.

While management believes that it can realize the value of the FPS and Pipelines, there can be no assurance that this can be accomplished in the near term, or on favorable financial terms.

International Exploration and Development

As previously reported, production from the Mudi Field in Indonesia has declined to a level below that forecast at year-end 1999. EEX is continuing studies of the reservoir and is participating in drilling and other operations intended to improve production rates. The results of the studies and drilling are not complete. However, after a preliminary evaluation of the field and its production, EEX determined that the carrying value of the asset should be reduced by $12 million, and the depreciation, depletion and amortization rate should be increased from $5 to $15 per barrel. Higher oil prices and the mechanism of the production sharing agreement contributed to these changes by lowering the number of barrels necessary to recover costs. EEX continues to consider the sale of this asset but no final determination has been made concerning a sale. If the property is sold, there can be no assurances that the purchase price will be equal to or greater than the carrying value of the asset.

Onshore U.S. Business

EEX has continued its strategy to grow its U.S. onshore business. During the first six months, 21 of 25 U.S. onshore wells in which EEX participated were successful. At the end of the second quarter, five wells were in the process of completion and seven wells were drilling. Seven significant workovers also contributed to increased production. Onshore natural gas volumes increased by 8% from January to June 2000. The assets acquired from Tesoro Corporation during the fourth quarter of 1999 are performing at or better than forecast. Operations for all of EEX's onshore assets are now being managed from its San Antonio office.

RESULTS OF OPERATIONS

For the second quarter of 2000, EEX reported a net loss applicable to common shareholders of approximately $16 million ($0.38 per share), versus a net loss applicable to common shareholders of $33 million ($0.79 per share) for the same period in 1999.

QUARTERS ENDED JUNE 30, 2000 AND 1999

For the second quarter of 2000, total revenues were $62 million, 42% higher than total revenues in the second quarter of 1999. Natural gas revenues for the second quarter of 2000 were 83% higher than the same quarter of 1999. This increase was due to a 39% increase in average prices and a 31% increase in production. The increase in production is primarily a result of the Tesoro acquisition, but was partially offset by asset sales and production declines on other properties. The average natural gas sales price per thousand cubic feet ("Mcf") was $2.94 in the second quarter of 2000, compared with $2.11 in the same period of 1999. Natural gas production for the second quarter of 2000 was 14 billion cubic feet ("Bcf"), compared with 11 Bcf in the same period of 1999. Oil revenues remained constant from quarter to quarter. The average oil price during the second quarter of 2000 increased to $27.56 from $14.93, offset by a 47% decrease in production, primarily due to production declines at the Mudi Field.

Production from the Mudi Field in Indonesia during the first six months of 2000 was lower than forecast at year-end 1999. EEX reevaluated this asset at the end of the second quarter and reduced the carrying value by $12 million per SFAS 121.

Costs and expenses for the second quarter of 2000 were $66 million, compared with $71 million in 1999. Operating expenses (production and operating, general and administrative and taxes other than income) were $16 million in the current quarter, 14% lower than the same period of 1999, primarily as a result of property sales, which were offset by the Tesoro acquisition. Exploration expenses for the second quarter of 2000 decreased to $10 million, compared to $33 million for the same period of 1999. The second quarter of 1999 included $19 million of exploration expenses associated with the George Prospect dry hole in Mississippi Canyon Block 442. Depletion, depreciation and amortization for the second quarter of 2000 was $25 million, $7 million higher than the same period of 1999, primarily due to an increased rate on the Mudi Field due to higher oil prices and the mechanism of the production sharing agreement, and the addition of properties from the Tesoro acquisition, which were offset somewhat by property sales and production declines.

Total interest and other financing costs for the second quarter of 2000, including interest income, preferred stock dividends and other income, were $11 million, a $6 million increase from the same period of 1999. This increase was primarily due to increased interest expense associated with borrowings under the revolving credit agreement and the gas sales obligation. Interest income also decreased during the current quarter due to a lower cash balance.

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

For the six months ended June 30, 2000, total revenues were $123 million, 47% higher than total revenues for the six months ended June 30, 1999. Natural gas revenues for the first six months of 2000 were 73% higher than the first six months of 1999. This increase was due to a 28% increase in production and a 35% increase in average prices. The average natural gas sales price per thousand cubic feet ("Mcf") was $2.75 for the first six months of 2000, compared with $2.03 in the same period of 1999. Natural gas production for the first six months of 2000 was 28 billion cubic feet ("Bcf"), compared with 22 Bcf in the same period of 1999. The increase in production is primarily due to the Tesoro acquisition, which was offset by property sales and production declines. Oil revenues increased 16%, primarily due to increased average prices, offset by a 45% decrease in production, primarily due to production declines associated with the Mudi Field. The average oil price during the first six months of 2000 increased to $27.40 from $13.02.

Production from the Mudi Field in Indonesia during the first six months of 2000 was lower than forecast at year-end 1999. EEX reevaluated this asset at the end of the second quarter and reduced the carrying value by $12 million per SFAS 121.

Costs and expenses for the first six months of 2000 were $113 million, compared with $123 million in 1999. Operating expenses (production and operating, general and administrative and taxes other than income) remained flat from period to period. Exploration expenses for the first six months of 2000 decreased to $14 million, compared to $46 million for the same period of 1999. The first six months of 1999 included $19 million of exploration expenses associated with the George Prospect dry hole in Mississippi Canyon Block 442. Depletion, depreciation and amortization for the first six months of 2000 was $46 million, $8 million higher than the same period of 1999, primarily due to an increased rate on the Mudi Field due to higher oil prices and the mechanism of the production sharing agreement, and the addition of properties from the Tesoro acquisition, which were offset somewhat by property sales and production declines.

Total interest and other financing costs for the first six months of 2000, including interest income, preferred stock dividends and other income, were $22 million, an $11 million increase from the same period of 1999. This increase was primarily due to increased interest expense associated with borrowings under the revolving credit agreement and the gas sales obligation. Interest income also decreased during the first six months of 2000 due to a lower cash balance.

                                EEX CORPORATION
                       SUMMARY OF SELECTED OPERATING DATA
                      FOR OIL AND GAS PRODUCING ACTIVITIES
                                  (UNAUDITED)

                                                                   Three Months Ended                       Six Months Ended
                                                                         June 30                                 June 30
                                                          ----------------------------------      ----------------------------------
                                                                  2000             1999                 2000              1999
                                                          ---------------    ---------------      ---------------    ---------------
Sales volume
   Natural gas (Bcf) (a)..................................        13.8            10.6                 28.5               22.2
   Oil, condensate and natural gas liquids (MMBbls) (d)...         0.7             1.3                  1.5                2.6
     Total volumes (Bcfe) (a).............................        17.9            18.2                 37.2               37.8

Average sales price (b)
   Natural gas (per Mcf) (c)..............................      $ 2.94          $ 2.11               $ 2.75             $ 2.03
   Oil, condensate and natural gas liquids (per Bbl)......       27.23           14.91                27.17              13.02
     Total (per Mcfe) (c).................................        3.31            2.27                 3.17               2.09

Average costs and expenses (per Mcfe) (c)
   Production and operating (b)...........................      $ 0.49          $ 0.56               $ 0.52             $ 0.51
   Exploration............................................        0.53            1.80                 0.38               1.20
   Depletion, depreciation and amortization...............        1.40            0.98                 1.24               1.01
   General, administrative and other......................        0.27            0.43                 0.29               0.35
   Taxes, other than income...............................        0.12            0.03                 0.11               0.05

--------------------
(a) Billion cubic feet or billion cubic feet equivalent, as applicable. Ratio of six Mcf of natural gas to one barrel of crude oil, condensate or natural gas liquids.
(b)  Before related production, severance and ad valorem taxes.
(c) One thousand cubic feet or one thousand cubic feet equivalent, as applicable. Ratio of six Mcf of natural gas to one barrel of crude oil, condensate or natural gas liquids.
(d)  One million barrels of crude oil or other liquid hydrocarbons.


LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Net cash flows provided by operating activities for the six months ended June 30, 2000 were $15 million, a decrease of $12 million over the same period of 1999, largely due to changes in current operating assets and liabilities. Net cash flows used in investing activities for the six months ended June 30, 2000 were $90 million, a $37 million increase from cash flows used in investing activities for the same period of 1999. The increase in investing activities is primarily due to increased capital spending related to onshore operations arising from the Tesoro acquisition, Llano No. 3, and the refurbishment of the FPS. Net cash flows provided by financing activities for the six months ended June 30, 2000 were $70 million, compared to $140 million for the same period of 1999. As of June 30, 2000, EEX had $90 million outstanding under the revolving credit agreement. During the first quarter of 1999, EEX received $150 million from the issuance of preferred stock and warrants.

Capital Budget

Currently forecasted 2000 capital expenditures are approximately $150 million, compared with actual expenditures of $388 million in 1999 (including $215 million for the acquisition of Tesoro oil and gas properties and pipelines). Capital expenditures for the second quarter of 2000 were $39 million and for the first six months of 2000 were $83 million. Remaining planned 2000 capital expenditures exclude approximately $14 million of carried working interest expenses resulting from joint venture arrangements and any significant costs which may be incurred for the acquisition of producing properties. EEX expects to fund these capital expenditures by operating cash flows, proceeds from property sales, investment costs carried under joint venture arrangements and increased borrowings under the revolving credit agreement. In order to continue its anticipated capital program, including Llano area development, EEX will require additional capital resources. EEX may seek additional funds from public and private equity markets, debt markets and/or sell additional assets.

EEX's access to public or private equity or debt markets may be limited by general conditions in or volatility of the markets, general conditions affecting the oil and gas industry, or by EEX's financial condition. No assurances can be given that EEX will be able to secure funds in these markets when necessary, or that such funds will be obtained on terms favorable to it. If EEX were unable to secure funds when required for its activities, its liquidity and ability to make capital investments would become impaired.

Liquidity

EEX has a $350 million revolving credit line with a group of banks that matures on June 27, 2002, of which $90 million was outstanding at June 30, 2000. The revolving credit agreement limits, at all times, total debt, as defined in the credit agreement, to the lesser of 60% of capitalization, as defined, or $1 billion, and prohibits liens on property except under certain circumstances. As described in EEX's 1999 Annual Report on Form 10-K, the gas sales obligation is not included in the definition of debt for purposes of determining the debt to capital ratio under the bank revolving credit agreement. As of June 30, 2000, the debt to capital ratio under the revolving credit agreement was 52% and unused available credit was approximately $120 million. The interest rate ranges from the London Inter-Bank Offered Rate (LIBOR) plus 0.55% to 1.30% per annum, plus a facility fee of 0.20% to 0.45% per annum, depending upon the debt to capital ratio.

Early in 1998, EEX entered into two forward purchase facilities to repurchase shares of its common stock. These facilities expire in August and September 2000. On August 1, 2000, EEX elected to settle one of the facilities by physical delivery of the shares to EEX in exchange for cash. On or before August 25, 2000, EEX will purchase 500,899 shares for $4.2 million. The shares will become treasury shares, and the capitalization for the debt to capital ratio under the revolving credit agreement will be reduced by the amount of the purchase price of the treasury shares. The remaining facility terminates in the third quarter of 2000. See Note 3 to the Condensed Consolidated Financial Statements.

EEX's ability to fund its capital budget and its liquidity can be affected by any of the following:

 . The value of EEX's investment in the Llano area, the Pipelines and a portion of its plan to realize the value of its deferred tax asset is dependent upon development of its Llano discovery or other exploration success on its Llano area leases. A reduction in value of these assets due to adverse drilling results, limited development plans or delays in development, or adverse economic conditions, may reduce the capitalization used in computing the debt to capital ratio which would decrease the amount of funds available to EEX to borrow under its revolving credit agreement.

 . Sale of the FPS and/or Pipelines would result in a significant change in EEX's debt structure due to the termination of the capital lease obligation associated with those assets. EEX would also incur substantial early termination costs that would adversely affect net income and reduce borrowing capacity. A disposition of the capital lease would reduce the debt used in computing the debt to capital ratio and increase the amount of funds available to EEX to borrow under its revolving credit agreement. However, there can be no assurance that such a potential sale and related changes can be accomplished on favorable terms.

 . The majority of the commitment associated with the Arctic I rig (See Note 19 to the Consolidated Financial Statements in Item 8 of EEX's 1999 Annual Report on Form 10-K and the discussion above under "Update and Recent Events --Llano Well No. 3 and Deepwater Gulf of Mexico Exploration") has been assumed, for planning purposes, to be funded by EEX's joint venture partners in its Llano development and Llano area exploration program. If the joint venture partners elect not to participate in these projects, and EEX cannot find other participants to share the costs of drilling, EEX would incur expenditures greater than forecast and be exposed to potentially higher dry hole cost. If the rig were stacked, the daily cost would increase exploration expense adversely affecting net income or loss. EEX currently has no commitment from joint venture partners for the use of the rig after the Llano No. 3 well.

 . Any decreases in capitalization through losses incurred from dry hole expense, asset write-downs, loss on sales or other reasons, or increases in borrowings or debt (as defined in the revolving credit agreement) will increase the debt to capital ratio and further limit available borrowings. If EEX is unable to secure additional equity and capital expenditures continue at currently planned levels, available borrowings under the revolving credit agreement may become severely limited or unavailable.

 . If a significant adverse financial impact results from the occurrence of any or all of the above-mentioned factors prior to EEX obtaining additional equity, EEX's liquidity would be severely impacted.

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

Capital Liquidity and Funding Risk--See the discussion above under "Liquidity and Capital Resources - Capital Budget."

FPS and Pipeline Marketing Risk--See the discussion above under "Update and Recent Events - Cooper Floating Production System ("FPS") and Pipelines."

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

Offshore Risks--EEX's Gulf of Mexico oil and gas reserves and exploration prospects include properties located in water depths of 20 to greater than 7,000 feet where operations are by their nature more difficult than drilling operations conducted on land in established producing areas. Deepwater drilling and operations require the application of more advanced technologies that involve a higher risk of mechanical failure and can result in significantly higher drilling and operating costs which, in turn, can require greater capital investment than anticipated and materially change the expected future value of offshore development projects. The size of oil and gas reserves determined through exploration and confirmation drilling operations must ultimately be significant enough to justify the additional capital required to construct and install production and transportation systems and drill development wells. Development of any discoveries made pursuant to EEX's Deepwater exploration program may not return any profit to it and could result in an economic loss. Furthermore, offshore operations require a significant amount of time between the discovery and the time the gas or oil is actually marketed, increasing the market risk involved with such operations.

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

Estimating Reserves and Future Net Cash Flows--Uncertainties are inherent in estimating quantities and values of reserves and in projecting rates of production, net revenues and the timing of development expenditures. Reserve data represent estimates only of the recovery of hydrocarbons from underground accumulations and are often different from the quantities ultimately recovered. Downward adjustment in reserve estimates could adversely affect EEX. Also, any substantial decline in projected net revenues resulting from production of reserves could have a material adverse effect on EEX's financial position and results of operations.

Government Regulation--EEX's business is subject to certain federal, state and local laws and regulations relating to the drilling for and the production of oil and gas, as well as environmental and safety matters. Enforcement of or changes to these regulations could have a material impact on EEX's operations, financial condition and results of operations.

International Operations--EEX's interests in properties in countries outside the United States are subject to the various risks inherent in foreign operations. These risks may include, among other things, property and equipment as a result of expropriation, nationalization, war, insurrection and other political risks, risks of increases in taxes and governmental royalties, renegotiations of contracts with governmental entities, changes in laws and policies governing operations of foreign-based companies and other uncertainties arising out of foreign government sovereignty over EEX's international operations. EEX's international operations may also be adversely affected by laws and policies of the United States affecting foreign trade, taxation and investment. In addition, in the event of a dispute arising from foreign operations, EEX may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of the courts of the United States.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Hedging activity for the second quarter ended June 30, 2000, resulted in a loss of $1.7 million for natural gas and break-even for crude oil which totals to a combined loss of $1.7 million. The total net hedging loss for natural gas includes a gain of $1.8 million related to hedging activities associated with the contractual requirement to purchase gas for delivery to a co-generation plant in Texas. This gain is recorded as oil and gas properties. For the six months ended June 30, 2000, the combined hedging activity was approximately break-even. The tables below provide information about EEX's hedging instruments as of June 30, 2000. Since essentially all of the hedging done by EEX utilized either "swap" or "collar" instruments, the tables have been separated to show the volumes hedged utilizing each instrument. The Notional Amount is equal to the volumetric hedge position of EEX during the periods. The fair values of the hedging instruments are based on the difference between the applicable strike price and the New York Mercantile Exchange future prices for the applicable trading months. EEX follows hedge accounting for these positions and accordingly, the fair values presented below, which represent unrealized gains (losses), have not been recognized in the financial statements.

                                                              NOTIONAL              AVERAGE          FAIR VALUE AT
                                                               AMOUNT            STRIKE PRICE        JUNE 30, 2000
                                                             (BBTU)(1)          (PER MMBTU)(2)      (IN THOUSANDS)
                                                            ------------      --------------------   -----------------
Natural Gas Swaps:
  July 2000 - September 2000..............................       2,730    (3)            $2.62             $  (684)
  October 2000 - December 2000............................       2,060    (3)             2.68                (859)
  January 2001 - March 2001...............................         383                    2.75                (569)
  April 2001 - June 2001..................................         398                    2.48                (424)
  July 2001 - September 2001..............................         414                    2.49                (384)
  October 2001 - December 2001............................         391                    2.69                (314)
  January 2002 - March 2002...............................         439                    2.74                (291)
  April 2002 - June 2002..................................         445                    2.51                (216)
  July 2002 - September 2002..............................         455                    2.51                (186)
  October 2002 - December 2002............................         426                    2.69                (140)
  January 2003 - March 2003...............................         290                    2.76                  18
  April 2003 - June 2003..................................         315                    2.54                 (90)
  July 2003 - September 2003..............................         311                    2.54                 (90)
  October 2003 - December 2003                                     303                    2.72                 (34)
  January 2004 - March 2004...............................         315                    2.80                  13
  April 2004 - June 2004..................................         310                    2.58                 (55)
  July 2004 - September 2004..............................         335                    2.57                 (63)
  October 2004 - December 2004............................         319                    2.76
                                                               -------                                     -------
     Total................................................      10,639                                     $(4,368)
                                                               =======                                     =======

--------------
(1)  Billions of British Thermal Units.
(2)  Millions of British Thermal Units.
(3) The notional amount represents the total volumetric hedge position during the period July through December 2000, which includes "Buy" swaps to offset and manage existing hedge positions. The notional amount of the "Buy" swaps for July through September 2000 is 1,380 BBtu's and for October through December 2000 is 1,075 BBtu's. As a result, EEX is a net purchaser of 30 BBtu's for the July through September 2000 period and 90 BBtu's for the October through December 2000 period.

                                                              NOTIONAL                   AVERAGE                  FAIR VALUE AT
                                                               AMOUNT                  STRIKE PRICE               JUNE 30, 2000
                                                             (BBTU)(1)                 (PER MMBTU)(2)             (IN THOUSANDS)
                                                         -----------------        ---------------------------   ------------------
                                                                                     FLOOR         CEILING
                                                                                  -------------  ------------
Natural Gas Collars:
  July 2000 - September 2000..........................        3,680                 $2.321           $2.650          $ (6,757)
  October 2000 - December 2000........................        3,680                  2.509            2.838            (6,011)
  January 2001 - March 2001...........................        3,150                  2.532            3.719            (1,862)
  April 2001 - June 2001..............................        3,185                  2.456            3.107            (1,366)
  July 2001 - September 2001..........................        3,220                  2.454            3.110              (986)
  October 2001 - December 2001                                3,220                  2.506            3.378              (352)
                                                            -------                                                  --------
     Total............................................       20,135                                                  $(17,334)
                                                            =======                                                  ========

Note: Includes the cost of "puts" which was included in the averages calculated for this table.
--------------
(1)  Billions of British Thermal Units.
(2)  Millions of British Thermal Units.

EEX has a contractual requirement to deliver gas to a co-generation plant in Texas. EEX has been meeting the requirements for gas delivery by purchasing gas in the open market and has entered into the following hedge transactions. These volumes are not included in the above natural gas hedging table. The Notional Amount is equal to the volumetric position of EEX during the period. The fair values of the hedging instruments are based on the difference between the strike price and the New York Mercantile Exchange future prices for the applicable trading month. EEX follows hedge accounting for these positions and accordingly, the fair values presented below, which represent unrealized gains (losses), have not been recognized in the financial statements.

                                                          NOTIONAL          AVERAGE          FAIR VALUE AT
                                                           AMOUNT         STRIKE PRICE       JUNE 30, 2000
                                                         (BBTU)(1)      (PER MMBTU)(2)       (IN THOUSANDS)
                                                      ---------------  ------------------   ----------------
Natural Gas:
  July 2000 - September 2000..........................       1,380          $ 2.16                 $3,197
  October 2000 - December 2000........................       1,380            2.32                  2,973
                                                         ---------                                -------
     Total............................................       2,760                                 $6,170
                                                         =========                                =========

-----------------
(1)  Billions of British Thermal Units.
(2)  Millions of British Thermal Units.

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

In the previously reported lawsuit, Gracy Fund, et al. v. EEX Corporation, et al., EEX, its insurers and co-defendants have reached an agreement with counsel for plaintiffs to settle the case for a total amount of $25 million, of which EEX would contribute $1.25 million. Counsel for the parties have executed a Memorandum of Understanding ("MOU") dated as of June 22, 2000, setting out the basic terms of the settlement. The settlement described in the MOU is subject to certain terms and conditions, including, but not limited to, (i) reaching agreement on definitive terms of settlement, (ii) notifying the class members,
(iii) confirmatory discovery by plaintiffs, (iv) cancellation if greater than a specified number of class members opt out of the settlement, and (v) the court's final approval. The settlement amount was paid into an escrow account on July 21, 2000. EEX entered into the MOU to avoid the uncertainty and expense of litigation. EEX and the individual defendants continue to deny all the allegations of the suit.

On July 31, 2000, EEX filed EEX Corporation v. Cal Dive International, Inc., et al. in the 11th District Court, Harris County, Texas. The suit claims a breach of fiduciary duty by a former employee involving, and damages from, a series of transactions with the defendants. Certain of the defendants in the above suit filed on August 1, 2000, Cal Dive International , Inc., et al. v. EEX Corporation in Federal District Court, Southern District of Texas, alleging breach of purchase and sale and other agreements and seeking a declaratory judgment that Cal Dive is not liable to EEX in the transactions that are the subject of EEX's suit. Because of the stage of the litigation, no estimate of the claim or liability can be made at this time.

Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held on May 9, 2000, the shareholders elected two directors for terms expiring at the annual meeting in 2003, and ratified the appointment of Ernst & Young LLP as Independent Auditors for fiscal year 2000. In addition to the two directors elected at the meeting, T. M Hamilton, F. S. Addy, H. H. Newman and F. M. Lowther continued their respective terms of office after the meeting. Below is the result of the vote.

Election of Directors:


                                                              Abstentions and
       Name                 Votes for         Withheld        Broker Non-Votes
 ------------------------------------------------------------------------------

B. A. Bridgewater, Jr.      43,647,662        848,559                --
Michael P. Mallardi         43,649,747        846,474                --


Appointment of Ernst & Young LLP as Independent Auditors:

                                               Abstentions and
       For                  Against            Broker Non-Votes
--------------------------------------------------------------------

    44,100,520              90,759                 304,942

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit 10.1 First Amendment to Natural Gas Prepaid Forward Sale Contract, effective May 16, 2000, between EEX E&P Company, L.P. and Bob West Treasure L.L.C., amending the Natural Gas Prepaid Forward Sale Contract filed as Exhibit 99.5 to Registrant's Form 8-K dated December 17, 1999.

              Exhibit 10.2 Amended and Restated Call Agreement, dated May 16, 2000, between EEX Capital, Inc. and Bob West Treasure L.L.C., amending the Call Agreement filed as Exhibit 99.6 to Registrant's Form 8-K dated December 17, 1999.

              Exhibit 10.3 Settlement Agreement, dated June 26, 2000, between EEX Corporation and Janice Hartrick.

              Exhibit 10.4 Employment Agreement, dated July 3, 2000, between EEX Corporation and Richard L. Edmonson.

              Exhibit 27    Financial Data Schedule


         (b)  Reports on Form 8-K

              None

                                  SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         EEX CORPORATION
                                         (Registrant)



Dated:  August 10, 2000                  By:  /s/  R.S. Langdon
                                            ------------------------
                                              R. S. Langdon
                                              Executive Vice President,
                                              Finance and Administration,
                                              and Chief Financial Officer

                                 EXHIBIT INDEX



Exhibit
Number      Description
------      -----------

10.1 First Amendment to Natural Gas Prepaid Forward Sale Contract, effective May 16, 2000, between EEX E&P Company, L.P. and Bob West Treasure L.L.C., amending the Natural Gas Prepaid Forward Sale Contract filed as Exhibit 99.5 to Registrant's Form 8-K dated December 17, 1999.

10.2 Amended and Restated Call Agreement, dated May 16, 2000, between EEX Capital, Inc. and Bob West Treasure L.L.C., amending the Call Agreement filed as Exhibit 99.6 to Registrant's Form 8-K dated December 17, 1999.

10.3 Settlement Agreement, dated June 26, 2000, between EEX Corporation and Janice Hartrick.

10.4 Employment Agreement, dated July 3, 2000, between EEX Corporation and Richard L. Edmonson.

27          Financial Data Schedule