Form 10-Q
period 2000-09-30
EEX CORP
filed 2000-11-07
CIK 1023060

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2000

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

                             Yes    X      No ___
                                   ---

Number of shares of Common Stock of Registrant outstanding as of October 31, 2000: 42,277,405


================================================================================

                        PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                                EEX CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                    Three Months Ended                  Nine Months Ended
                                                                       September 30                        September 30
                                                            ---------------------------------      -------------------------------
                                                                 2000               1999                2000              1999
                                                            --------------     --------------      --------------     ------------
                                                                             (In thousands, except per share amounts)
Revenues:
  Natural gas...........................................    $       44,021     $       24,349      $      122,216     $      69,637
  Oil, condensate and natural gas liquids...............            19,940             24,141              59,420            57,949
  Cogeneration operations...............................             1,664              1,545               5,915             6,486
  Other.................................................               358                 52               1,579              (447)
                                                            --------------     --------------      --------------     -------------
     Total..............................................            65,983             50,087             189,130           133,625
                                                            --------------     --------------      --------------     -------------

Costs and Expenses:
  Production and operating..............................            10,076              9,352              29,402            28,809
  Exploration...........................................             7,880              9,537              22,134            55,022
  Depletion, depreciation and amortization..............            24,608             16,428              70,857            54,719
  Impairment of producing oil and gas properties........               ---                ---              12,200               ---
  Loss (Gain) on sales of property, plant and equipment.             1,389               (747)              3,678            (1,258)
  Cogeneration operations...............................             1,405              1,566               4,793             6,105
  General, administrative and other.....................             4,638              7,104              15,554            20,398
  Taxes, other than income..............................             3,412              1,424               7,403             3,399
                                                            --------------     --------------      --------------     -------------
     Total..............................................            53,408             44,664             166,021           167,194
                                                            --------------     --------------      --------------     -------------

Operating Income (Loss).................................            12,575              5,423              23,109           (33,569)
Other Income--Net.......................................                47                221                 168                57
Interest Income.........................................               384              1,324                 725             4,384
Interest and Other Financing Costs......................            (8,861)            (4,442)            (24,819)          (12,707)
                                                            --------------     --------------      --------------     -------------
Income (Loss) Before Income Taxes.......................             4,145              2,526                (817)          (41,835)
Income Taxes............................................               800              1,067               3,100             2,287
Minority Interest Third Party...........................             1,674                ---               3,062               ---
                                                            --------------     --------------      --------------     -------------
Net Income (Loss).......................................             1,671              1,459              (6,979)          (44,122)
Preferred Stock Dividends...............................             3,373              3,116               9,923             8,938
                                                            --------------     --------------      --------------     -------------
Net (Loss) Applicable to Common Shareholders............    $       (1,702)    $       (1,657)     $      (16,902)    $     (53,060)
                                                            ==============     ==============      ==============     =============

Net (Loss) Per Share Available to Common Shareholders:
  Basic.................................................    $        (0.04)    $        (0.04)     $        (0.40)    $       (1.26)
                                                            ==============     ==============      ==============     =============
  Diluted...............................................    $        (0.04)    $        (0.04)     $        (0.40)    $       (1.26)
                                                            ==============     ==============      ==============     =============
Weighted Average Shares Outstanding:
  Basic.....................................................        41,929             42,200              42,110            42,200
                                                            ==============     ==============      ==============     =============
  Diluted...................................................        41,929             42,200              42,110            42,200
                                                            ==============     ==============      ==============     =============

                            See accompanying notes.

                                EEX CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                                                      September 30           December 31
                                                                                          2000                  1999
                                                                                     -------------           -----------
                                                                                                 (In thousands)
                                           ASSETS
                                           ------
Current Assets:
   Cash and cash equivalents....................................................     $       7,111           $    15,053
   Restricted cash..............................................................               ---                 5,000
   Accounts receivable--trade (net of allowance of $2,329 and $1,791)...........            46,741                28,248
   Other........................................................................            14,505                12,737
                                                                                     -------------           -----------
       Total current assets.....................................................            68,357                61,038
                                                                                     -------------           -----------

Property, Plant and Equipment (at cost):
   Oil and gas properties (successful efforts method)...........................         1,246,245             1,259,364
   Other........................................................................             8,598                 8,047
                                                                                     -------------           -----------
       Total....................................................................         1,254,843             1,267,411
   Less accumulated depletion, depreciation and amortization....................           550,007               576,914
                                                                                     -------------           -----------
       Net property, plant and equipment........................................           704,836               690,497
                                                                                     -------------           -----------

Deferred Income Tax Assets......................................................            19,709                22,809
Other Assets....................................................................             2,894                 6,440
                                                                                     -------------           -----------
       Total....................................................................     $     795,796           $   780,784
                                                                                     =============           ===========


                                LIABILITIES AND SHAREHOLDERS' EQUITY
                                ------------------------------------
Current Liabilities:
   Accounts payable--trade......................................................     $      48,426           $    72,518
   Current portion of capital lease obligations.................................            13,351                16,810
   Other........................................................................             5,804                 2,580
                                                                                     -------------           -----------
       Total current liabilities................................................            67,581                91,908
                                                                                     -------------           -----------

Bank Revolving Credit Agreement.................................................           114,000                   ---
Capital Lease Obligations.......................................................           192,283               205,634
Gas Sales Obligation............................................................            88,953               105,000
Other Liabilities...............................................................            47,331                80,329
Minority Interest Third Party...................................................             6,112                 3,050
Shareholders' Equity:
   Preferred stock (10,000 shares authorized; 1,720 and 1,621 shares issued;
       Liquidation preference of $172,040 and $162,117).........................                17                    16
   Common stock ($0.01 par value; 150,000 shares authorized; 43,083 and
       42,483 shares issued)....................................................               430                   424
   Paid in capital..............................................................           741,574               729,925
   Retained (deficit)...........................................................          (451,650)             (434,748)
   Unamortized restricted stock compensation....................................            (1,410)                 (443)
   Unearned compensation........................................................              (391)                  ---
   Treasury stock, at cost (805 and 14 shares)..................................            (9,034)                 (311)
                                                                                     -------------           -----------
       Total shareholders' equity...............................................           279,536               294,863
                                                                                     -------------           -----------
       Total....................................................................     $     795,796           $   780,784
                                                                                     =============           ===========


                            See accompanying notes.

                                EEX CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                          Nine Months Ended
                                                                                             September 30
                                                                                -----------------------------------
                                                                                      2000                1999
                                                                                ---------------      --------------
                                                                                           (In thousands)
OPERATING ACTIVITIES
  Net (Loss)...............................................................     $        (6,979)     $      (44,122)
  Dry hole cost............................................................                (328)             27,625
  Depletion, depreciation and amortization.................................              70,857              54,719
  Impairment of producing oil and gas properties...........................              12,200                 ---
  Impairment of undeveloped leasehold......................................               4,793               2,907
  Deferred income taxes....................................................               3,100               2,384
  Loss (Gain) on sales of property, plant and equipment....................               3,678              (1,258)
  Other....................................................................             (18,954)             (4,309)
  Changes in current operating assets and liabilities:
   Accounts receivable.....................................................             (18,493)             16,658
   Other current assets....................................................              (1,768)               (249)
   Accounts payable........................................................              (6,155)            (12,987)
   Other current liabilities...............................................               3,224              (2,692)
                                                                                ---------------      --------------
     Net cash flows provided by operating activities.......................              45,175              38,676
                                                                                ---------------      --------------

INVESTING ACTIVITIES
  Additions of property, plant and equipment...............................            (127,422)           (106,554)
  Proceeds from dispositions of property, plant and equipment..............              11,760                 ---
  Other (changes in accruals)..............................................             (17,937)             10,309
                                                                                ---------------      --------------
     Net cash flows used in investing activities...........................            (133,599)            (96,245)
                                                                                ---------------      --------------

FINANCING ACTIVITIES
  Issuance of preferred stock and common stock warrants....................                 ---             150,000
  Borrowings under bank revolving credit agreement.........................             200,000              80,000
  Repayment of borrowings under bank revolving credit agreement............             (86,000)            (80,000)
  Borrowings under short-term financing agreement..........................              45,000               2,000
  Repayment of borrowings under short-term financing agreement.............             (45,000)             (2,000)
  Deliveries under the gas sales obligation................................             (16,047)                ---
  Minority interest third party............................................               3,062                 ---
  Purchase of treasury stock...............................................              (3,723)                ---
  Payments of capital lease obligations....................................             (16,810)            (10,436)
                                                                                ---------------      --------------
     Net cash flows provided by financing activities.......................              80,482             139,564
                                                                                ---------------      --------------

Net Increase (Decrease) in Cash and Cash Equivalents.......................              (7,942)             81,995
Cash and Cash Equivalents at Beginning of Period...........................              15,053              15,588
                                                                                ---------------      --------------
Cash and Cash Equivalents at End of Period.................................     $         7,111      $       97,583
                                                                                ===============      ==============
Non-Cash Items:
  Conversion of forward purchase facilities to treasury stock..............     $         5,000      $          ---

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

2. The preferred stock has a stated value of $100 and a current dividend rate of 8% per year, payable quarterly. The 8% dividend rate will be adjusted to a market rate, not to exceed 18%, in January 2006 or upon the earlier occurrence of certain events, including a change of control. Prior to any such adjustment of the dividend rate, EEX may, at its option, accrue dividends or pay them in cash, shares of preferred stock or shares of common stock. After any adjustment of the dividend rate, dividends must be paid in cash.

     In 2000, EEX paid dividends in-kind on the preferred stock as follows:



                               Amount of Dividends        Number of Preferred
            Date                  (In millions)              Shares Issued
     ---------------------   -----------------------    ----------------------

     September 30, 2000               $3.4                      33,734
     June 30, 2000                    $3.3                      33,071
     March 31, 2000                   $3.2                      32,423



3. Early in 1998, EEX entered into two forward purchase facilities to repurchase shares of its common stock. EEX initiated several transactions under these facilities, which allowed for settlement, at EEX's option, by paying cash in exchange for physical delivery of the shares to EEX, or on a net basis in either shares of EEX common stock or in cash. As of the end of August 2000, EEX settled these two facilities by paying $8.7 million (of which $7.6 million was previously deposited and classified as restricted cash) for physical delivery of 796,532 shares to EEX. These shares are recorded as treasury shares in the Condensed Consolidated Balance Sheet.

     Under the terms of the facilities, EEX had previously deposited $7.6 million in cash collateral accounts, $5 million deposited in 1999 and the remaining $2.6 million deposited in 2000. The $5 million deposited in 1999 is shown as a non-cash transaction in the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2000.

4. Payments under the gas sales obligation are amortized using the interest method through final pay out. Payments made during the first three quarters of 2000 related to this obligation were $4.7 million, $6.0 million and $5.4 million, respectively.

5. EEX is involved in a number of legal and administrative proceedings incident to the ordinary course of its business. In the opinion of management, based on the advice of counsel and current assessment, any liability to EEX relative to these ordinary course proceedings will not have a material adverse effect on EEX's operations or financial condition.

     In Gracy Fund, et al. v. EEX Corporation, et al., EEX, its insurers and co-defendants reached an agreement with counsel for plaintiffs to settle the case for a total amount of $25 million, of which EEX contributes $1.25 million. Under a Memorandum of Understanding dated as of June 22, 2000, the settlement is subject to certain terms and conditions, including, but not limited to, notifying the class members, defendants' right to cancel the settlement agreement if greater than a specified number of class members opt out of the settlement, and the court's final approval. EEX paid the settlement amount into an escrow account on July 21, 2000. On October 16, 2000, the parties filed a motion with the court with the definitive terms of the settlement agreement. The parties asked the court to approve preliminarily the settlement, authorize notice to the class of plaintiffs, and set a date for a hearing on final approval. EEX entered into the settlement to avoid the uncertainty and expense of litigation. EEX and the individual defendants continue to deny all the allegations of the suit.

                                EEX CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     On July 31, 2000, EEX filed EEX Corporation v. Cal Dive International, Inc., et al. in the 11th District Court, Harris County, Texas. The suit claims a breach of fiduciary duty by a former employee involving, and damages from, a series of transactions with the defendants. Certain of the defendants in the above suit filed on August 1, 2000, Cal Dive International, Inc., et al. v. EEX Corporation in Federal District Court, Southern District of Texas, alleging breach of purchase and sale and other agreements and seeking a declaratory judgment that Cal Dive is not liable to EEX in the transactions that are the subject of EEX's suit. Because of the stage of the litigation, no estimate of the claim or liability can be made at this time.

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

                                                      Deepwater
                                           ----------------------------
                                            Operations    FPS/Pipelines    Onshore/Shelf      International   Other(a)      Total
                                           ------------  --------------   ---------------     -------------  ----------   ---------
Three months ended September 30, 2000:
-----------------------------------------
Total Revenues...........................  $        ---  $          ---   $        57,150     $      14,019  $   (5,186)  $  65,983
Production and operating costs...........           ---             364             6,502             3,210         ---      10,076
Exploration costs........................         2,354             ---             4,892               634         ---       7,880
Depletion, depreciation and amortization.           ---           1,232            14,178             8,771         427      24,608
Impairment of producing oil and gas
  properties.............................           ---             ---               ---               ---         ---         ---
Other costs..............................           ---             ---             3,423 (b)           ---       7,421      10,844
                                           ------------  --------------   ---------------     -------------  ----------   ---------
Operating Income (Loss)..................        (2,354)         (1,596)           28,155             1,404     (13,034)     12,575
Interest Income and other................           ---             ---               ---               ---         431         431
Interest and other financing costs.......           ---          (3,543)           (2,309)              ---      (3,009)     (8,861)
                                           ------------  --------------   ---------------     -------------  ----------   ---------
Income (Loss) before income taxes........  $     (2,354) $       (5,139)  $        25,846     $       1,404  $  (15,612)  $   4,145
                                           ============  ==============   ===============     =============  ==========   =========
Long-Lived Assets........................  $     75,645  $      147,584   $       437,187     $      39,573  $    4,847   $ 704,836
                                           ============  ==============   ===============     =============  ==========   =========
Additions to Long-Lived Assets...........  $     11,999  $         (497)  $        26,213     $       6,747  $      222   $  44,684
                                           ============  ==============   ===============     =============  ==========   =========

Three months ended September 30, 1999:
-----------------------------------------
Total Revenues...........................  $        ---  $          ---   $        32,630     $      17,429  $       28   $  50,087
Production and operating costs...........           ---             ---             5,257             4,095         ---       9,352
Exploration costs........................         7,488             ---             1,326               723         ---       9,537
Depletion, depreciation and amortization.           ---             900            12,511             2,715         302      16,428
Other costs..............................           ---             ---               782 (b)           ---       8,565       9,347
                                           ------------  --------------   ---------------     -------------  ----------   ---------
Operating Income (Loss)..................        (7,488)           (900)           12,754             9,896      (8,839)      5,423
Interest Income and other................           ---             ---               ---               ---       1,545       1,545
Interest and other financing costs.......           ---          (3,788)             (183)              ---        (471)     (4,442)
                                           ------------  --------------   ---------------     -------------  ----------   --------
Income (Loss) before income taxes........  $     (7,488) $       (4,688)  $        12,571     $       9,896  $   (7,765)  $   2,526
                                           ============  ==============   ===============     =============  ==========   =========
Long-Lived Assets........................  $     60,495  $      135,762   $       213,054     $      57,285  $    5,822   $ 472,418
                                           ============  ==============   ===============     =============  ==========   =========
Additions to Long-Lived Assets...........  $     23,529  $        4,135   $        22,049     $       2,764  $      549   $  53,026
                                           ============  ==============   ===============     =============  ==========   =========

                                EEX CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                                      Deepwater
                                           ----------------------------
                                            Operations    FPS/Pipelines    Onshore/Shelf      International   Other(a)      Total
                                           ------------  --------------   ---------------     -------------  ----------   ---------
Nine months ended September 30, 2000:
-----------------------------------------
Total Revenues...........................  $        ---     $       ---      $    150,837     $      41,178  $   (2,885)  $ 189,130
Production and operating costs...........           ---             613            17,708            11,081         ---      29,402
Exploration costs........................         6,520             ---            13,761             1,853         ---      22,134
Depletion, depreciation and amortization.           ---           3,278            46,325            19,971       1,283      70,857
Impairment of producing oil and gas
  properties.............................           ---             ---               200            12,000         ---      12,200
Other costs..............................           ---             ---             7,997 (b)           ---      23,431      31,428
                                           ------------  --------------   ---------------     -------------  ----------   ---------
Operating Income (Loss)..................        (6,520)         (3,891)           64,846            (3,727)    (27,599)     23,109
Interest Income and other................           ---             ---               ---               ---         893         893
Interest and other financing costs.......           ---         (10,571)           (7,553)              ---      (6,695)    (24,819)
                                           ------------  --------------   ---------------     -------------  ----------   ---------
Income (Loss) before income taxes........  $     (6,520) $      (14,462)  $        57,293     $      (3,727) $  (33,401)  $    (817)
                                           ============  ==============   ===============     =============  ==========   =========
Long-Lived Assets........................  $     75,645  $      147,584   $       437,187     $      39,573  $    4,847   $ 704,836
                                           ============  ==============   ===============     =============  ==========   =========
Additions to Long-Lived Assets...........  $     26,531  $        6,711   $        75,821     $      10,981  $    1,027   $ 121,071
                                           ============  ==============   ===============     =============  ==========   =========

Nine months ended September 30, 1999:
-----------------------------------------
Total Revenues...........................  $        ---  $          ---   $        87,117     $      42,229  $    4,279   $ 133,625
Production and operating costs...........           ---             ---            17,564            11,245         ---      28,809
Exploration costs........................        43,507             ---             8,377             3,138         ---      55,022
Depletion, depreciation and amortization.           ---           4,500            40,703             8,494       1,022      54,719
Other costs..............................           ---             ---             3,577 (b)           ---      25,067      28,644
                                           ------------  --------------   ---------------     -------------  ----------   ---------
Operating Income (Loss)..................       (43,507)         (4,500)           16,896            19,352     (21,810)    (33,569)
Interest Income and other................           ---             ---               ---               ---       4,441       4,441
Interest and other financing costs.......           ---         (10,745)             (591)              ---      (1,371)    (12,707)
                                           ------------  --------------   ---------------     -------------  ----------   ---------
Income (Loss) before income taxes........  $    (43,507) $      (15,245)  $        16,305     $      19,352  $  (18,740)  $ (41,835)
                                           ============  ==============   ===============     =============  ==========   =========
Long-Lived Assets........................  $     60,495  $      135,762   $       213,054     $      57,285  $    5,822   $ 472,418
                                           ============  ==============   ===============     =============  ==========   =========
Additions to Long-Lived Assets...........  $     44,827  $        5,165   $        46,240     $       9,966  $    1,316   $ 107,514
                                           ============  ==============   ===============     =============  ==========   =========

__________________
(a) Includes primarily Cogeneration Plant Operations, General and Administrative and gains/losses on hedging and sale of assets.
(b)  Includes taxes other than income.


8. In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25." EEX adopted the Interpretation prospectively as of July 1, 2000. As a result of adopting the Interpretation, EEX is required to apply variable accounting to certain options issued on February 15, 2000 until the options are exercised, forfeited or expire unexercised. The effect of adopting the Interpretation resulted in additional compensation expense of $0.1 million and a decrease in stockholders' equity of $0.4 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this report, including statements of EEX's and management's expectations, intentions, plans and beliefs, are "forward-looking statements," within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to certain events, risks and uncertainties that may be outside EEX's control. See "Forward-Looking Statements-Uncertainties and Risks."

UPDATE AND RECENT EVENTS

Llano Well No. 3 and Deepwater* Gulf of Mexico Exploration

The Llano No. 3 located at Garden Banks Block 386 was drilled to its planned total depth of approximately 25,500 feet in July 2000, encountering hydrocarbons in the Lower Pliocene and Miocene-age sands. Based upon log analysis, the well encountered approximately 340 feet of hydrocarbon-bearing sands. This compares to approximately 200 feet of hydrocarbon-bearing sands encountered in the discovery well. This second appraisal well is located approximately one mile to the northwest of the discovery well. EEX believes the field should be commercial with potential gross reserves estimated to be in the range of 200 to 250 million barrels of oil equivalent. These estimates do not constitute proved reserves at this time.

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

EEX entered into an agreement with Murphy Oil Corporation to farmout its 40% working interest in the Mason Prospect in return for a carried 18% working interest (up to 110% of the approved estimated cost of the well or to the objective depth, whichever comes first) in the initial exploration well on the prospect. The Mason Prospect on Garden Banks Block 562 is located approximately ten miles south of the Llano area. The well, operated by Murphy Oil Corporation, began drilling in mid-August and has been temporarily abandoned while a side-track operation is being evaluated.

The Arctic I semi-submersible drilling rig is currently drilling a well to test the Jason Prospect. This well is located approximately six miles northeast of Llano and will test the sands correlative to, but shallower than, those encountered in the Llano discovery. This prospect targets Lower Pliocene and Miocene-age sands up to a depth of approximately 18,000 feet and is expected to reach total depth in the fourth quarter. EEX is the operator with a 100% working interest in the prospect and will pay 70% of the total cost as a result of the Enterprise joint venture agreement.

The Arctic I semi-submersible drilling rig is under contract with EEX and expires in July 2002. After the rig completes its work on the Jason Prospect, the Company expects to sublease the rig to another operator for a period less than the remaining lease term, or drill another Llano area well. Depending on the willingness of certain Llano area partners to participate in subsequent wells, EEX may seek the participation of new joint venture partners to share in the expense of subsequent well(s), elect to bear 100% of the costs or decide to "stack" the rig and take it out of operation at a rate of approximately $130,000 per day.

Gulf of Mexico Shelf

In March 2000, EEX completed a sale of certain properties on the Gulf of Mexico Continental Shelf ("Shelf"). Primarily as the result of a decision to shift capital spending from the Shelf to higher potential onshore programs, the remaining Shelf properties are continuing to experience production declines.

EEX previously announced it is considering the sale of its remaining Shelf properties. EEX has received bids and is actively negotiating a purchase and sale agreement. If a purchase and sale agreement is concluded, management intends to close the transaction by December 31, 2000.

___________________
* "Deepwater" means areas of the Gulf of Mexico where water depths are greater than 600 feet.

Cooper Floating Production System ("FPS") and Pipelines

The FPS and Pipelines (two pipelines and associated facilities from the Cooper project) have a carrying value of approximately $148 million net to EEX at September 30, 2000, generally reflecting the highest valued use of the assets. EEX has continued its efforts to place into service the FPS that completed refurbishment and became ready for service in the first half of 2000. Previously reported discussions with an operator for a disposition of the FPS have terminated. EEX recently completed a new marketing evaluation that indicated a number of potential uses for the FPS. The study indicated that the highest value use of the FPS is as a production facility in a project that requires such capability in the near term (as opposed to experiencing delays associated with design and fabrication). Because of the uniqueness of the FPS and the characteristics of its markets, it is difficult to assess its ultimate market value. The 40% co-owner and EEX have entered into an agreement with a company to market the FPS and associated facilities. Management believes that a disposition of the FPS is not likely in 2000 and therefore, will not appreciably affect this year's cash flows. To the extent marketing efforts do not result in a satisfactory transaction, the FPS may be used as an early production option should the Jason well result in a commercial discovery.

The Pipelines are also not in use. Recent internal engineering estimates indicate that the daily capacity for pipeline quality products is approximately 70,000 barrels of oil and 140 million cubic feet of gas. EEX continues to believe that the Pipelines have utility as support infrastructure for anticipated development at Llano and the greater Llano area, including the Jason Prospect. EEX currently estimates potential gross Llano reserves in the range of 200 to 250 million barrels of oil equivalent, however, it has yet to record proved reserves at Llano or in the Llano area.

While management believes that it can realize the value of the FPS and Pipelines, there can be no assurance that this can be accomplished in the near term, or on favorable financial terms.

International Exploration and Development

As previously reported, production from the Mudi Field in Indonesia has declined to a level below that forecast at year-end 1999. After a preliminary evaluation of the field and its production, in the second quarter of 2000, the carrying value of the asset was reduced by $12 million. EEX is continuing studies of the reservoir and is participating in drilling and other operations intended to improve production rates. During the third quarter, the Mudi 16 development well was drilled and is currently producing at a controlled rate of approximately 1,500 barrels per day. The depreciation, depletion and amortization rate ("DD&A") was increased in the second and third quarters. Higher oil prices and the mechanism of the production sharing agreement contributed to these changes by lowering the number of barrels necessary to recover costs. EEX continues to consider the sale of this asset but no final determination has been made concerning a sale. If the property is sold, there can be no assurances that the purchase price will be equal to or greater than the carrying value of the asset.

Two wells were drilled by another operator resulting in the Pohokura Field discovery, offsetting EEX's North Taranaki block in New Zealand. EEX is currently considering a proposal by the other operator for a joint 3-D seismic project over the area to determine the extent of the field and better define area prospectivity.

Onshore U.S. Business

EEX has continued its strategy to grow its U.S. onshore business. A recently completed review of the Company's onshore oil and gas reserves that was audited by an outside engineering firm estimated the proved reserves for the onshore business unit to be 360 billion cubic feet of gas equivalent ("Bcfe") at June 30, 2000. Of these reserves, 310 Bcfe were proved developed and 50 Bcfe were proved undeveloped. This represents a 10% increase since year-end 1999, including the effects of production and asset sales.

RESULTS OF OPERATIONS

For the third quarter of 2000, EEX reported a net loss applicable to common shareholders of approximately $2 million ($0.04 per share), versus a net loss applicable to common shareholders of $2 million ($0.04 per share) for the same period in 1999.

Quarters Ended September 30, 2000 and 1999

For the third quarter of 2000, total revenues were $66 million, 32% higher than total revenues in the third quarter of 1999. Natural gas revenues for the third quarter of 2000 were 81% higher than the same quarter of 1999. This increase was due to a 33% increase in average prices and a 36% increase in production. The increase in production is primarily a result of the Tesoro acquisition, partially offset by asset sales and production declines on other properties. The average natural gas sales price per thousand cubic feet ("Mcf") was $3.25 in the third quarter of 2000, compared with $2.44 in the same period of 1999. Natural gas production for the third quarter of 2000 was 14 billion cubic feet ("Bcf"), compared with 10 Bcf in the same period of 1999. Oil revenues decreased 18% from the same period in 1999 due to a 47% decrease in production, primarily as a result of production decline associated with the offshore shelf properties and Mudi Field, offset by an increase in the average price to $31.33 from $20.07.

Costs and expenses for the third quarter of 2000 were $53 million, compared with $45 million in 1999. Operating expenses (production and operating, general and administrative and taxes other than income) were $18 million in the current quarter, unchanged from the same period of 1999. Increased production and operating expense and taxes other than income were offset by lower general and administrative and other costs. Exploration expenses for the third quarter of 2000 decreased to $8 million, compared to $10 million for the same period of 1999. The current quarter includes $2.1 million of exploration expenses associated with impairment of undeveloped leases. The third quarter of 1999 includes $4.7 million of exploration expenses associated with the George Prospect dry hole in Mississippi Canyon Block 442. Depletion, depreciation and amortization for the third quarter of 2000 was $25 million, $8 million higher than the same period of 1999, primarily due to an increased rate on the Mudi Field due to higher oil prices and the mechanism of the production sharing agreement, and the addition of properties from the Tesoro acquisition, which were offset somewhat by property sales and production declines.

Total interest and other financing costs for the third quarter of 2000, including interest income, preferred stock dividends and other income, were $12 million, a $6 million increase from the same period of 1999. This increase was primarily due to increased interest expense associated with borrowings under the revolving credit agreement, the gas sales obligation and carrying cost associated with terminating the forward purchase facilities. Interest income decreased during the current quarter due to a lower cash balance.

Nine Months Ended September 30, 2000 and 1999

For the nine months ended September 30, 2000, total revenues were $189 million, 42% higher than total revenues for the nine months ended September 30, 1999. Natural gas revenues for the first nine months of 2000 were 76% higher than the first nine months of 1999. This increase was due to a 30% increase in production and a 35% increase in average prices. The average natural gas sales price per thousand cubic feet ("Mcf") was $2.91 for the first nine months of 2000, compared with $2.16 in the same period of 1999. Natural gas production for the first nine months of 2000 was 42 billion cubic feet ("Bcf"), compared with 32 Bcf in the same period of 1999. The increase in production is primarily due to the Tesoro acquisition, which was offset by property sales and production declines. Oil revenues increased 2%, primarily due to increased average prices, offset by a 46% decrease in production, primarily due to production declines associated with offshore shelf properties and the Mudi Field. The average oil price during the first nine months of 2000 increased to $28.61 from $15.25.

Production from the Mudi Field in Indonesia during the first nine months of 2000 was lower than forecast at year-end 1999. EEX reevaluated this asset at the end of the second quarter and reduced the carrying value by $12 million per SFAS 121.

Costs and expenses for the first nine months of 2000 were $166 million, compared with $167 million in 1999. Operating expenses (production and operating, general and administrative and taxes other than income) remained flat from period to period. Exploration expenses for the first nine months of 2000 decreased to $22 million, compared to $55 million for the same period of 1999. The current period includes $4.8 million of exploration expenses associated with the impairment of undeveloped leases. The first nine months of 1999 included $24 million of exploration expenses associated with the George Prospect dry hole in Mississippi Canyon Block 442. Depletion, depreciation and amortization for the first nine months of 2000 was $71 million, $16 million higher than the same period of 1999, primarily due to an increased rate on the Mudi Field due to higher oil prices and the mechanism of the production sharing agreement, and the addition of properties from the Tesoro acquisition, which were offset somewhat by property sales and production declines.

Total interest and other financing costs for the first nine months of 2000, including interest income, preferred stock dividends and other income, were $34 million, a $17 million increase from the same period of 1999. This increase was primarily due to increased interest expense associated with borrowings under the revolving credit agreement, the gas sales obligation and carrying cost associated with terminating the forward purchase facilities. Interest income also decreased during the first nine months of 2000 due to a lower cash balance.

                                EEX CORPORATION
                       SUMMARY OF SELECTED OPERATING DATA
                      FOR OIL AND GAS PRODUCING ACTIVITIES
                                  (UNAUDITED)

                                                                   Three Months Ended                   Nine Months Ended
                                                                      September 30                        September 30
                                                            -------------------------------     -------------------------------
                                                                 2000             1999               2000             1999
                                                            --------------   --------------     --------------   --------------
Sales volume
   Natural gas (Bcf) (a)..................................       13.5             10.0               42.0             32.2
   Oil, condensate and natural gas liquids (MMBbls) (d)...        0.6              1.2                2.1              3.8
     Total volumes (Bcfe) (a).............................       17.4             17.2               54.6             55.1

Average sales price (b)
   Natural gas (per Mcf) (c)..............................   $   3.25          $  2.44            $  2.91          $  2.16
   Oil, condensate and natural gas liquids (per Bbl)......      31.01            19.93              28.35            15.22
     Total (per Mcfe) (c).................................       3.68             2.81               3.33             2.32

Average costs and expenses (per Mcfe) (c)
   Production and operating (b)...........................   $   0.58          $  0.54            $  0.54          $  0.52
   Exploration............................................       0.45             0.55               0.41             1.00
   Depletion, depreciation and amortization...............       1.41             0.95               1.30             0.99
   General, administrative and other......................       0.27             0.41               0.29             0.37
   Taxes, other than income...............................       0.20             0.08               0.14             0.06

_________________
(a) Billion cubic feet or billion cubic feet equivalent, as applicable. Ratio of six Mcf of natural gas to one barrel of crude oil, condensate or natural gas liquids.
(b) Before related production, severance and ad valorem taxes.
(c) One thousand cubic feet or one thousand cubic feet equivalent, as applicable. Ratio of six Mcf of natural gas to one barrel of crude oil, condensate or natural gas liquids.
(d) One million barrels of crude oil or other liquid hydrocarbons.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Net cash flows provided by operating activities for the nine months ended September 30, 2000 were $45 million, an increase of $6 million over the same period of 1999. Higher revenues were largely offset by increased receivables and decreased advances from partners. Net cash flows used in investing activities for the nine months ended September 30, 2000 were $134 million, a $37 million increase from cash flows used in investing activities for the same period of 1999. The increase in investing activities is primarily due to increased capital spending related to onshore operations, offset by decreased spending related to the Gulf of Mexico Shelf properties. Net cash flows provided by financing activities for the nine months ended September 30, 2000 were $80 million, compared to $140 million for the same period of 1999. As of September 30, 2000, EEX had $114 million outstanding under the revolving credit agreement. During the first quarter of 1999, EEX received $150 million from the issuance of preferred stock and warrants.

Capital Budget

Currently forecasted 2000 capital expenditures are approximately $170 million, compared with actual expenditures of $388 million in 1999 (including $215 million for the acquisition of Tesoro oil and gas properties and pipelines). Capital expenditures for the third quarter of 2000 were $44 million and for the first nine months of 2000 were $127 million. EEX expects to fund these capital expenditures by operating cash flows, proceeds from property sales, investment costs carried under joint venture arrangements and increased borrowings under the revolving credit agreement. In order to continue its anticipated capital program, including Llano area development, EEX will require additional capital resources. EEX may seek additional funds from public and private equity markets, debt markets and/or sell additional assets beyond the Gulf of Mexico Shelf sale currently being negotiated.

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

Liquidity

EEX has a $350 million revolving credit line with a group of banks that matures on June 27, 2002, of which $114 million was outstanding at September 30, 2000. The revolving credit agreement limits, at all times, total debt, as defined in the credit agreement, to the lesser of 60% of capitalization, as defined, or $1 billion, and prohibits liens on property except under certain circumstances. As described in EEX's 1999 Annual Report on Form 10-K, the gas sales obligation is not included in the definition of debt for purposes of determining the debt to capital ratio under the bank revolving credit agreement. As of September 30, 2000, the debt to capital ratio under the revolving credit agreement was 54% and unused available credit was approximately $95 million. The interest rate ranges from the London Inter-Bank Offered Rate (LIBOR) plus 0.55% to 1.30% per annum, plus a facility fee of 0.20% to 0.45% per annum, depending upon the debt to capital ratio.

Under the Enterprise joint venture agreement, the remaining exploration carry of approximately $14 million at September 30, 2000, reduced by the amount paid for the 30% carry in the Jason well, is due from Enterprise on December 31, 2000.

EEX's ability to fund its capital budget and its liquidity can be affected by any of the following:

 . The value of EEX's investment in the Llano area, the Pipelines and a portion of its plan to realize the value of its deferred tax asset is dependent upon development of its Llano discovery or other exploration success on its Llano area leases. A reduction in value of these assets due to adverse drilling results, limited development plans or delays in development, or adverse economic conditions, would reduce the capitalization used in computing the debt to capital ratio which would decrease the amount of funds available to EEX to borrow under its revolving credit agreement.

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

 . The majority of the commitment associated with the Arctic I rig (See Note 19 to the Consolidated Financial Statements in Item 8 of EEX's 1999 Annual Report on Form 10-K and the discussion above under "Update and Recent Events-Llano Well No. 3 and Deepwater Gulf of Mexico Exploration") has been assumed, for planning purposes, to be funded by EEX's joint venture partners in its Llano development and Llano area exploration program. If the joint venture partners elect not to participate in these projects, and EEX cannot find other participants to share the costs of drilling, EEX would incur expenditures greater than forecast and be exposed to potentially higher dry hole cost. If the rig were stacked, the daily cost would increase exploration expense adversely affecting net income or loss. EEX currently has no commitment from joint venture partners for the use of the rig.

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

 . In July 2001, EEX's letters of credit for $70 million expire under the terms of the agreement under which they were issued. These letters of credit are credit support required for the equity portion (approximately $68 million) in the capital lease obligation for the FPS and Pipelines. If the FPS and/or Pipelines are not sold, or the letter of credit facility renewed or replaced by a similar arrangement, EEX will be required by the capital lease agreements to terminate the lease and pay $68 million to the lessor. EEX would assume the direct responsibility for the secured notes (approximately $138 million) representing the financed portion of the lease. This would result in total debt increasing by approximately $14 million and total capitalization decreasing by approximately $14 million resulting in a decrease of available credit under the revolving credit agreement.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Hedging activity for the third quarter ended September 30, 2000, resulted in a loss of $3.8 million for natural gas and break-even for crude oil which totals to a combined loss of $3.8 million. The total net hedging loss for natural gas includes a gain of $3.0 million related to hedging activities associated with the contractual requirement to purchase gas for delivery to a co-generation plant in Texas. This gain is recorded as oil and gas properties. For the nine months ended September 30, 2000, the combined hedging activity has resulted in a loss of $3.8 million. The tables below provide information about EEX's hedging instruments as of September 30, 2000. Since essentially all of the hedging done by EEX utilized either "swap" or "collar" instruments, the tables have been separated to show the volumes hedged utilizing each instrument. The Notional Amount is equal to the volumetric hedge position of EEX during the periods. The fair values of the hedging instruments are based on the difference between the applicable strike price and the New York Mercantile Exchange future prices for the applicable trading months. EEX follows hedge accounting for these positions and accordingly, the fair values presented below, which represent unrealized gains (losses), have not been recognized in the financial statements.

                                                             Notional            Average           Fair Value at
                                                              Amount          Strike Price      September 30, 2000
                                                            (BBtu) (1)       (Per MMBtu) (2)      (In thousands)
                                                          -----------       -----------------   ------------------
Natural Gas Swaps:
  October 2000 - December 2000............................      2,060 (3)             $2.68                $(2,114)
  January 2001 - March 2001...............................        383                  2.75                   (756)
  April 2001 - June 2001..................................        398                  2.48                   (765)
  July 2001 - September 2001..............................        414                  2.49                   (785)
  October 2001 - December 2001............................        391                  2.69                   (740)
  January 2002 - March 2002...............................        439                  2.74                   (645)
  April 2002 - June 2002..................................        445                  2.51                   (625)
  July 2002 - September 2002..............................        455                  2.51                   (655)
  October 2002 - December 2002............................        426                  2.69                   (590)
  January 2003 - March 2003...............................        290                  2.76                   (284)
  April 2003 - June 2003..................................        315                  2.54                   (306)
  July 2003 - September 2003..............................        311                  2.54                   (311)
  October 2003 - December 2003............................        303                  2.72                   (203)
  January 2004 - March 2004...............................        315                  2.80                   (138)
  April 2004 - June 2004..................................        310                  2.58                   (206)
  July 2004 - September 2004..............................        335                  2.57                   (224)
  October 2004 - December 2004............................        319                  2.76                   (155)
                                                             --------                                  -----------
     Total................................................      7,909                                      $(9,502)
                                                             ========                                   ==========

_______________________
(1) Billions of British Thermal Units.
(2) Millions of British Thermal Units.
(3) The notional amount represents the total volumetric hedge position during the period October through December 2000, which includes "Buy" swaps to offset and manage existing hedge positions. The notional amount of the "Buy" swaps for October through December 2000 is 1,075 BBtu's. EEX is a net purchaser of 90 BBtu's for the October through December 2000 period.

                                                             Notional                      Average                 Fair Value at
                                                              Amount                    Strike Price            September 30, 2000
                                                            (BBtu) (1)                 (Per MMBtu) (2)             (In thousands)
                                                          ---------------      -----------------------------     ------------------
                                                                                   Floor           Ceiling
                                                                               -----------      ------------
Natural Gas Collars:
  October 2000 - December 2000........................              3,680           $2.509            $2.838              $ (8,968)
  January 2001 - March 2001...........................              3,150            2.532             3.719                (3,188)
  April 2001 - June 2001..............................              3,185            2.456             3.107                (4,079)
  July 2001 - September 2001..........................              3,220            2.454             3.110                (4,115)
  October 2001 - December 2001                                      3,220            2.506             3.378                (3,880)
                                                          ---------------                                              -----------
     Total............................................             16,455                                                 $(24,230)
                                                          ===============                                              ============

Note: Includes the cost of "puts" which was included in the averages calculated for this table.

_______________
(1)  Billions of British Thermal Units.
(2)  Millions of British Thermal Units.

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

                                                               Notional                     Average               Fair Value at
                                                                Amount                    Strike Price          September 30, 2000
                                                              (BBtu) (1)                (Per MMBtu) (2)           (In thousands)
                                                        ---------------------      -----------------------      --------------------
Natural Gas:
  October 2000 - December 2000........................          1,380                         $2.32                    $4,052

______________________
(1)  Billions of British Thermal Units.
(2)  Millions of British Thermal Units.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In Gracy Fund, et al. v. EEX Corporation, et al., previously reported in the 1999 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, EEX, its insurers and co-defendants reached an agreement with counsel for plaintiffs to settle the case for a total amount of $25 million, of which EEX contributes $1.25 million. Under a Memorandum of Understanding dated as of June 22, 2000, the settlement is subject to certain terms and conditions, including, but not limited to, notifying the class members, defendants' right to cancel the settlement agreement if greater than a specified number of class members opt out of the settlement, and the court's final approval. EEX paid the settlement amount into an escrow account on July 21, 2000. On October 16, 2000, the parties filed a motion with the court with the definitive terms of the settlement agreement. The parties asked the court to approve preliminarily the settlement, authorize notice to the class of plaintiffs, and set a date for a hearing on final approval. EEX entered into the settlement to avoid the uncertainty and expense of litigation. EEX and the individual defendants continue to deny all the allegations of the suit.



Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit 27           Financial Data Schedule

         (b)  Reports on Form 8-K

              None

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        EEX CORPORATION
                                        (Registrant)


Dated:  November 7, 2000            By: /s/ R. S. Langdon
                                        ------------------------------
                                        R. S. Langdon
                                        Executive Vice President,
                                        Finance and Administration,
                                        and Chief Financial Officer