Form 10-K405
period 2000-12-31
EEX CORP
filed 2001-03-09
CIK 1023060

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
   OF 1934 (FEE REQUIRED)

   For the fiscal year ended December 31, 2000

                                       or

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934 (NO FEE REQUIRED)

   For the transition period from          to         .

                         Commission file number 1-12905

                               ----------------

                                EEX CORPORATION
             (Exact name of Registrant as specified in its charter)

                               ----------------

                 Texas                                         75-2421863
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                    Identification Number)

           2500 CityWest Blvd.                                   77042
               Suite 1400                                     (Zip Code)
             Houston, Texas
(Address of principal executive office)

                                 (713) 243-3100
              (Registrant's Telephone Number, Including Area Code)

                               ----------------


          Securities registered pursuant to Section 12(b) of the Act:

  Common Stock ($.01 Par Value)                 New York Stock Exchange
      (Title of Each Class)                     (Name of Each Exchange
                                                 on Which Registered)

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

                               ----------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   Aggregate market value of the outstanding shares of Common Stock of the Registrant, based upon the closing price of the shares on the New York Stock Exchange on such date, held by nonaffiliates of the Registrant as of March 1, 2001: $170,821,125.

   Shares of the Registrant's Common Stock outstanding as of March 1, 2001:
42,216,105 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to the Registrant's definitive proxy statement for the 2001 annual meeting of shareholders.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

                                 ANNUAL REPORT
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                               ----------------

                                                                           Page
                                                                           ----
                                 PART I


ITEM 1. Business.........................................................    3
          General........................................................    3
          History........................................................    3
          Strategy.......................................................    3
          U.S. Exploration and Development--Onshore......................    4
          U.S. Exploration and Development--Offshore.....................    6
          International Exploration and Development......................    8
          Plant Operations Business......................................    8
          Sales of Natural Gas and Crude Oil.............................    8
          Competition....................................................    9
          Government Regulation..........................................    9
          Employees......................................................   11
          Offices........................................................   11
          Forward-Looking Statements--Uncertainties and Risks............   11
ITEM 2. Properties.......................................................   14
ITEM 3. Legal Proceedings................................................   17
ITEM 4. Submission of Matters to a Vote of Security Holders..............   17


                                 PART II


ITEM 5. Market for Registrant's Common Equity and Related Stockholder
        Matters..........................................................   18
ITEM 6. Selected Financial and Operating Data............................   19
ITEM 7. Management's Discussion and Analysis of Financial Condition and
        Results of Operations............................................   21
          Results of Operations..........................................   21
          Liquidity and Capital Resources................................   23
          Other Matters..................................................   26
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk......   26
ITEM 8. Financial Statements and Supplementary Data......................   28
ITEM 9. Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure.............................................   57


                                PART III


ITEM 10. Directors and Executive Officers of the Registrant..............   58
ITEM 11. Executive Compensation..........................................   58
ITEM 12. Security Ownership of Certain Beneficial Owners and Management..   58
ITEM 13. Certain Relationships and Related Transactions..................   58


                                 PART IV


ITEM 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K........................................................   59

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

History

   Until August 1997, the oil and gas exploration and production business of EEX was conducted through subsidiary and affiliate entities of ENSERCH Corporation ("ENSERCH"). From 1985 to 1994, the business was conducted through Enserch Exploration Partners, Ltd. ("EP"), a limited partnership. At year-end 1994, EP and its affiliates were reorganized into a Texas corporation, Enserch Exploration, Inc. ("Old EEI"), of which ENSERCH owned approximately 99%. The publicly-owned interest in Old EEI increased to approximately 17% in September 1995.

   EEX was organized in the State of Texas in 1992 as a wholly-owned subsidiary of ENSERCH. It conducted the Plant Operations Business of ENSERCH under the name of Lone Star Energy Plant Operations, Inc. ("LSEPO"). In 1997, pursuant to a merger agreement between Texas Utilities Company and ENSERCH, Old EEI was merged into LSEPO, with LSEPO being the surviving company ("Merger"). In the Merger, LSEPO changed its name to Enserch Exploration, Inc. ("EEI"). ENSERCH then distributed its entire 83% ownership interest in EEI pro rata to ENSERCH's shareholders in a tax-free distribution ("Distribution"). The Merger and the Distribution were each effective on August 5, 1997. On December 19, 1997, EEI changed its name to EEX Corporation.

Strategy

   The transition to independent status and the engagement of a new senior management team in 1997 resulted in a significant restructuring of the Company's assets, operations and strategy. At the end of 1999, the Company acquired the domestic exploration and production operations of Tesoro Petroleum Corporation. This acquisition supplemented existing production, lengthened average reserve life, provided reinvestment opportunities in faster payback projects and resulted in a stronger foundation from which to pursue exploration potential in the Gulf of Mexico. The Company's strategy is intended to provide reserve and production growth and improved investment and operating efficiency. The major elements of this strategy are:

   Grow the Onshore U.S. Business--During 1999, the Company concluded that a combination of its onshore U.S. assets with those acquired from Tesoro Petroleum Corporation would provide a more stable cash flow base and reinvestment opportunities for near-term reserve and production growth. A substantial portion of the year 2000 capital program was invested into drilling projects on these combined properties with very favorable results. The Company's drilling program was successful in 43 out of 54 wells drilled. EEX's estimate of total proved reserve additions and revisions (including minority interest) from the onshore program is approximately 120 billion cubic feet equivalent of natural gas (Bcfe), or 267%, of the 45 Bcfe produced during the year. All reserve additions were achieved through the drilling program. After production and asset sales, onshore reserves (including minority interest) increased by approximately 15%. These reserve additions and revisions, achieved at a very economic finding and development cost of approximately $0.68 per Mcfe, and high natural gas prices, generated considerable economic value. The Company intends to use a significant portion of its 2001 capital budget to grow the onshore business through exploration, acquisition of producing properties and/or investments in new leaseholds.

   Realize Value from the Cooper Floating Production System ("FPS") and Pipelines--The Company owns a 60% interest in the FPS and two associated pipelines and other supporting facilities ("Pipelines"). The FPS is a combination Deepwater drilling rig and processing facility capable of simultaneous drilling and production operations. The facility is capable of processing approximately 40,000 barrels of oil and 100 million cubic feet of gas daily for transport into a pipeline system. The Pipelines are each approximately 53 miles long and have estimated daily throughput capacity of 70,000 barrels of oil and 140 million cubic feet of gas. A processing facility located at the terminus of the pipelines in shallow water is also 60% owned by EEX. These assets are not currently in service following the abandonment of the Cooper Field. The Pipelines are located approximately six miles from the Llano discovery well and may have utility as support infrastructure for anticipated developments at Llano and the greater Llano complex. The Company is presently evaluating options to realize the value of the FPS. See U.S. Exploration and Development--Offshore--Deepwater Gulf of Mexico Appraisal and Development and Cooper Floating Production System ("FPS") and Pipelines.

   Explore the Deep Potential of EEX's Gulf of Mexico Lease Portfolio--EEX separates its Gulf of Mexico activities into two major areas: the Continental Shelf ("Shelf") for water depths up to 600 feet and the deepwater Gulf of Mexico ("Deepwater") for water depths typically in excess of 600 feet (a majority of the Deepwater blocks held by EEX fall in water depths between 1,500 and 3,500 feet). During early 1997, EEX's focus in the Deepwater Gulf of Mexico shifted from the shallower Pleistocene plays to the deeper Pliocene and Miocene plays where significant reserve potential has been confirmed by industry activity. Through application of geologic and geophysical models, the Company believes that potential reserves under its current leasehold interests may provide the basis for significant long-term production growth. To reduce the financial risk associated with dry holes and to accelerate the drilling program, a joint venture was formed with Enterprise Oil PLC ("Enterprise") in 1997. This joint venture provides that Enterprise will fund a portion of EEX's share of exploratory well costs and certain appraisal and development costs in return for one-half of EEX's working interest in 78 Deepwater leases. The exploratory and appraisal well funds from Enterprise due under this agreement were fully paid as of December 31, 2000. Development funds under this agreement are contingent on approval of development plans. EEX plans to pursue additional joint venture arrangements in the future to reduce its financial risk and may acquire additional leases as part of its Deepwater strategy. The Company has experienced significantly higher cost than planned to drill exploration and appraisal wells and is focused on improving drilling efficiency. EEX believes that its announced Deepwater discovery, Llano, is economically viable and has included proved reserves for this field in its year-end reserve determination.

   In late 1998, the Company began geologic and geophysical studies to identify reserve potential in formations deeper than that conventionally pursued on the Gulf of Mexico Shelf ("Deep Shelf"). The Company believes it is economically more attractive to explore this potential than to explore in and around existing mature fields (the "Conventional Shelf"). The Company has sold its producing fields and a substantial portion of its undeveloped leasehold in the Conventional Shelf and intends to focus technical resources on defining this deeper exploration potential. The Company may change the composition and size of its leasehold position in the Shelf through participation in lease sales, asset trades or sales, acquisition of producing properties and/or permitting some leases to expire.

   Realize Value from International Assets--The Company plans to continue limited exploration and development activities in the Tuban Block in Indonesia and has evaluated the sale of this asset to finance growth in its U.S. operations. In addition, the Company plans to focus efforts on realizing value from its other concessions in Indonesia and New Zealand in a manner that limits near-term investment and that provides options to expand operations if prospectivity and economic conditions warrant.

U.S. Exploration and Development--Onshore

   In October 1999, EEX entered into an agreement to acquire Tesoro Petroleum Corporation's domestic exploration and production operations in a stock purchase transaction. EEX established an office in San Antonio, Texas, staffed largely by former Tesoro employees, to operate its Onshore U.S. assets. The acquisition supplemented EEX's existing Gulf Coast and South Texas production, lengthened its average reserve life, and provided a better balance between producing properties and exploration prospects. In addition to the natural gas fields in South Texas and the Gulf Coast, certain gathering and pipeline assets, primarily associated with the Bob West Field in South Texas, were also included in the transaction. The net cost of the acquisition was $219 million.

   Onshore operations are located in four oil and gas producing trends: Gulf Coast of Texas and Louisiana, the Val Verde Basin in southwest Texas, the East Texas Basin and the Texas Panhandle. EEX pursues a strategy of "growth through the drillbit" by extending the proved producing trends both laterally and to deeper horizons through its exploration expertise and drilling program. EEX builds its onshore drilling inventory through leasing, farmouts and targeted producing property acquisitions.

   During 2000, EEX, through its subsidiaries, invested approximately $82 million in capital and cash exploration expense to increase production and add reserves in their onshore producing assets. This investment program focused primarily on the assets acquired in December 1999 and in the Vaquillas Ranch Field (EEX 100% interest). At year-end 2000, production was approximately 126 million cubic feet equivalent of natural gas (MMcfe) per day.

   Approximately 68% (256 Bcfe) of the Company's onshore net proved reserve volume is located in 35 producing fields in the Texas Gulf Coast, including the Bob West Field, the Company's largest onshore field. Highlights from year 2000 activity regarding Bob West Field and other major Gulf Coast producing assets follow:

   Bob West Field. The Bob West Field, which was discovered in 1990, was part of the Tesoro acquisition. It is located in the southern part of the Wilcox trend in Starr and Zapata Counties, Texas. In 2000, 4 wells were completed and placed on production. As of December 31, 2000, a fifth well was in the process of completion. The field's production for the year averaged approximately 28 MMcfe per day (net). The Company owns non-operated working interest in the field that ranges from 33% to 70%. In addition, the Company owns a non-operated 70% interest in the field's central gas processing facility which has a gross capacity of 350 MMcf per day and a 50% interest in the Starr-Zapata Pipeline, a 26-mile, 20-inch pipeline through which gas from the field area is transported to market. The Company also owns a non-operated 25% interest in the field's central compression facility.

   Vaquillas Ranch Field. Vaquillas Ranch Field (EEX 100% interest) is operated by EEX and located in Webb County, Texas in the southern part of the Wilcox trend. In the fourth quarter of 1999, the Company began a redevelopment program that carried over into 2000. In 2000, 11 wells were drilled with 10 resulting in production to sales. In addition, since the beginning of the redevelopment program in the fourth quarter of 1999, eighteen workovers of existing wells were performed. As a result of the 2000 redevelopment program, proved reserves increased 20 Bcfe, and by year-end, net production increased approximately 138% from the beginning of the year. Net production for the year averaged approximately 12 MMcfe per day.

   Fashing Field. Fashing Field is located in Atascosa County, Texas and has produced 1.57 trillion cubic feet (gross) of gas from the Edwards Lime since its discovery in 1956. In 2000, the Company completed a field study that indicated the potential for additional reserves, and the Company expects to begin testing the concept in 2001. Net production for the year averaged approximately 9 MMcfe per day. The Company owns working interest in the field that ranges from 47% to 100%. EEX plans to drill 3 wells in this field in 2001.

   Dinn Ranch Field. Dinn Ranch Field is located in Duval County, Texas in the Wilcox trend and was part of the Tesoro acquisition. In 2000, 4 wells were completed adding 13 Bcfe to proved reserves. Three of the wells began producing during the year. The fourth well was waiting on a pipeline as of year-end. Net production was 3 MMcfe per day at year-end. The Company owns working interest in the field ranging from 35% to 50%.

   The Val Verde Basin in Texas contains approximately 15% (56 Bcfe) of the Company's onshore net proved reserve volume. The two major EEX fields in this Basin are Vinegarone East and Langtry.

   Vinegarone East Field. The Vinegarone East Field (EEX 75% interest) is operated by EEX and located in Edwards County, Texas and produces from Pennsylvanian aged sands. During the year, 12 wells were drilled with 10 resulting in producing wells. For the year, the average net production was 16 MMcfe per day. Production from the field is carried to sales through an 11-mile, 6-inch pipeline owned (75% interest) and operated by the Company.

   Langtry Field. The Langtry Field (EEX 45% interest) is located in Val Verde County, Texas and was the Company's most significant onshore exploration discovery in 2000. Three wells have been successfully tested at rates from 5 to 7 MMcfe per day from Pennsylvanian aged sands during the year and a fourth well was drilling at year-end. The proved reserve addition from the discovery was 12 Bcfe. A 23-mile pipeline with a 3-mile spur to Vinegarone East Field is being constructed to transport the production to sales. Completion of the line and initiation of sales from the field is expected in the second quarter of 2001.

   EEX also owns onshore properties located in East Texas and the Texas Panhandle region.

U.S. Exploration and Development--Offshore

   Deepwater Gulf of Mexico Exploration--In 1997, the first exploratory well (Llano, EEX 30% interest) drilled in the Deepwater program, at Garden Banks Block 386, encountered hydrocarbon intervals between 23,000 and 25,000 feet. During 1998, EEX deepened the Llano No. 1 discovery well to 27,864 feet into Miocene age sands and encountered hydrocarbons. Well logs indicated the presence of approximately 200 feet of net pay.

   In January 2000, the Company decided to abandon the Mackerel well on Mississippi Canyon Block 620 following the analysis of additional seismic and geological data, which indicated that hydrocarbons encountered in the well were not commercial and that deeper prospects could not be adequately tested from that location.

   In July 2000, EEX entered into an agreement with Murphy Oil Corporation to farmout its 40% working interest in the Mason Prospect in return for a carried 18% working interest in the initial exploration well on the prospect. The Mason Prospect on Garden Banks Block 562 is located approximately 10 miles south of the Llano complex. The exploration well, operated by Murphy Oil Corporation, began drilling in mid-August and encountered water-filled sands and some indications of hydrocarbons. It has been temporarily abandoned while a side-track operation is being evaluated.

   In September 2000, EEX began drilling an exploratory well test of its Jason Prospect (EEX 100% interest) at Garden Banks Block 344. This well is located approximately 6 miles east-northeast from the Llano Field and is one of several untested fault blocks in the Llano complex. In December 2000, the well reached a total depth of approximately 21,000 feet and encountered hydrocarbon-bearing intervals totaling approximately 100 feet of net pay. Evaluation of this discovery by well logs, bottom pressure tests, fluid samples and side-wall cores indicates that the Jason discovery warrants appraisal. EEX is currently considering its options in the Llano complex, including further appraisal at Jason. The Jason discovery may provide another opportunity to utilize EEX's FPS and Pipeline assets.

   At the end of 2000, EEX had one Deepwater rig under contract. The Global Marine semi-submersible rig, the Arctic I, was delivered to EEX in July 1999, to begin a three-year contract which has a current operating rate of approximately $135,000 per day. This rig was stacked at the conclusion of the Jason well and, in early February 2001, was assigned to another operator at a rate of $55,000 per day for a minimum period of 50 days and a maximum period of approximately 110 days. The difference between the contract rate and the assignment rate will be reflected as exploration expense in the first quarter of 2001. Upon conclusion of the assignment period, the Company anticipates that this rig will be used to drill, appraise and develop its Deepwater program during the remaining contract period. The Company has not received approval from partners to employ the Arctic I rig on any new wells. EEX may seek the participation of new joint venture partners to share the expense of subsequent well(s), elect to bear 100% of the costs or decide to "stack" the rig at a total cost of approximately $140,000 per day net. In addition, EEX may seek another assignment of the rig to another operator for a period less than the remainder of the lease term at a subsidized rate.

   In December 1999, EEX entered into an agreement to terminate a second rig under contract, the R&B Falcon C. Kirk Rhein, Jr., at a net cost to EEX of $4 million which was charged to exploration expense in 1999. This amount was paid in January 2000.

   EEX participated in the Minerals Management Service sponsored Outer Continental Shelf lease sale number 175, adding 5 Deepwater blocks to the leasehold inventory at a net cost of approximately $0.2 million. At year-end, EEX held interests in 85 blocks in the Deepwater Gulf of Mexico, 43 of which were operated by EEX.

   Deepwater Gulf of Mexico Appraisal and Development--In the third quarter of 1998, drilling began on the first appraisal well in Garden Banks Block 386 to follow-up on the Llano discovery. In early 1999, this well, Llano No. 2 (EEX 30% interest), was drilled to a total measured depth in excess of 22,000 feet and confirmed the presence of hydrocarbons in eastern flank sands correlative to the Llano No. 1 well. The well, originally planned to a depth of 25,000 feet, was suspended before all target objectives could be tested due to increasing formation pressure and the capabilities of the rig then being used.

   In October 1999, EEX began drilling a second Llano appraisal well to test the north-western flank of the reservoir. This well, Llano No. 3 (EEX 30% interest), located on Garden Banks Block 386, was drilled to a depth of approximately 25,500 feet in July 2000, encountering hydrocarbons in the Lower Pliocene and Miocene-aged sands. Based upon log analysis, the well encountered approximately 340 feet of net pay. The well was temporarily abandoned so that it can be completed later as a producing well. This second appraisal well is located approximately one mile to the northwest of the discovery well.

   EEX currently estimates ultimate potential gross Llano reserves in excess of 200 million barrels of oil equivalent. Following an engineering evaluation of the field and possible development options, EEX included 61 million barrels of oil equivalent ("MMBoe") gross (16 MMBoe net) of proved undeveloped reserves in its 2000 year-end reserves, based primarily upon data from the three wells drilled in the Llano field. EEX and the other participants in the Llano leases are in discussions on a plan of development for Llano, as well as on further exploration in the Llano complex. A plan of development would normally include additional wells, production and transportation facilities, and will require regulatory approvals. EEX has recommended using the Pipelines as part of a plan of development. No assurances can be given that an agreement will be reached among the parties regarding a plan of development for Llano or further actions in the Llano complex.

   Cooper Floating Production System ("FPS") and Pipelines--The FPS and Pipelines have a combined carrying value of approximately $146 million net to EEX at December 31, 2000, generally reflecting the highest valued use of the assets. During 2000, EEX continued its efforts to place into service the FPS that completed refurbishment and became ready for service in the first half of 2000. EEX completed a marketing evaluation for potential uses of the FPS in mid-2000. The study indicated that the highest valued use of the FPS is as a production facility in a project that requires such capability in the near term (avoiding delays associated with design and fabrication). EEX is evaluating an option to place the FPS in service in the Llano complex as part of a Llano field development plan, Jason development or other capacity. EEX and its 40% co-owner in the FPS are also proceeding with a joint marketing effort. Because of the uniqueness of the FPS and the characteristics of its markets, it is difficult to assess its ultimate market value in a potential sale or that of the Pipelines.

   The Pipelines are also not in use at this time. EEX believes that the Pipelines have utility as support infrastructure for anticipated developments at Llano and the greater Llano complex, including potential development of the Jason discovery.

   Gulf of Mexico Shelf (Including Texas State Waters)--During 2000, EEX completed a sale of certain properties on the Gulf of Mexico Shelf. Primarily as a result of a decision to shift capital spending from the Shelf to higher potential onshore programs, the remaining Shelf properties continued to experience production declines.

   During 2000, EEX participated as a non-operating working interest owner in 3 wells on the Shelf, of which none were successful. None of these wells were associated with EEX's strategy to pursue Deep Potential on the Shelf.

   In December 2000, EEX sold its interests in approximately 100 Gulf of Mexico Shelf blocks to W&T Offshore, Inc., substantially all of EEX's Shelf production. These properties contained estimated proved reserves of 58 billion cubic feet equivalent of natural gas as of October 1, 2000, and had an average daily production of 32 million cubic feet equivalent (net) during the third quarter. At closing, EEX received $42.7 million. The agreed purchase price of $60.3 million was adjusted for estimated net revenues after October 1 of $16.3 million and preferential purchase rights exercised by others of $1.3 million. This transaction resulted in a loss on the sale of approximately $3.0 million. The sale eliminated substantially all of EEX's accrued abandonment liability. As part of this sale, EEX retained the rights to deeper, non-producing horizons in ten of these blocks where the Company believes there is deep exploration potential.

   EEX participated in the Minerals Management Service sponsored Outer Continental Shelf lease sale number 175, adding 16 Shelf blocks to the leasehold inventory at a net cost of approximately $2.9 million. At year-end, EEX held interests in 26 blocks in the Shelf, 14 of which were operated by EEX. These Shelf blocks contain EEX's deep exploration prospects.

International Exploration and Development

   Indonesia (Onshore Java) Tuban Block--EEX owns a 50% interest in the production-sharing contract relating to the Tuban block, which includes the Mudi Field. During the fourth quarter of 1999, production from the field decreased from approximately 20,000 gross barrels per day to approximately 10,000 gross barrels per day (5,000 barrels per day EEX net), due to increased water production. After a preliminary evaluation of the field and its production, in the second quarter of 2000, the carrying value of the asset was reduced by $12 million. The depletion, depreciation and amortization rate ("DD&A rate") for the field was increased. Higher oil prices and the mechanism of the production-sharing agreement contributed to these changes by lowering the number of barrels necessary to recover costs. During 2000, the operator developed and implemented a plan to increase water handling and drill additional production wells to restore production. Three additional infill wells were drilled that increased production to approximately 12,000 gross barrels per day by year-end. As a result of this program and lower than forecast oil prices, EEX expects the DD&A rate for this field to decrease in 2001.

   Indonesia (Offshore Sumatra) Asahan Block--In 1997, EEX acquired a 60% interest in 4,200 square kilometers in the Asahan block. During 1999, EEX obtained a partner to contribute all or a portion of the cost for an exploratory well to earn an interest in the block. This well is expected to be drilled in 2001. In the event a well is not drilled, EEX has negotiated a performance guarantee that will require the farmee to pay EEX compensation equal to the costs previously incurred in the block.

   New Zealand--Two wells have been drilled by another operator resulting in the Pohokura Field discovery, offsetting EEX's North Taranaki block in New Zealand. Preliminary information indicates that a portion of this field may be located in EEX's block. EEX has entered into an agreement to farmout its interest in the Waiau Basin block in southern New Zealand in return for a carried interest in an exploration well and a 25% working interest in the block. The well is expected to spud in the second quarter of 2001.

Plant Operations Business

   EEX Power Systems Company ("EEXPS"), a division of EEX, provides operation and maintenance services under contract to two cogeneration plants: (i) "Encogen One," a 255 megawatts ("MW") cogeneration facility located in Sweetwater, Texas and (ii) "Encogen Northwest," a 160 MW cogeneration facility located in Bellingham, Washington. EEXPS operates and maintains the facilities under the terms of operation and maintenance agreements that provide EEXPS periodic fees and reimbursement of certain costs. Until November 1998, EEXPS also operated a third cogeneration facility in Buffalo, New York. EEX is negotiating an agreement to sell its two remaining management contracts. This sale is expected to close by the end of the second quarter of 2001.

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

   EEX utilizes financial instruments to reduce exposure of its oil and gas production to price volatility. See Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Oil and Gas Marketing," and
Note 14 to Consolidated Financial Statements in Item 8 for additional information on hedging activities.

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

   The FERC issued Order No. 639 on April 10, 2000, promoting the open and nondiscriminatory access mandates of the Outer Continental Shelf Lands Act among Outer Continental Shelf gas transportation service providers that are not subject to FERC jurisdiction under the Natural Gas Act. Order No. 639 imposes certain reporting requirements upon non-exempt gas transportation service providers and provides a forum for complaints of discriminatory and anticompetitive shipping practices on the Outer Continental Shelf.

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

Employees

   At January 1, 2001, EEX had 162 full-time employees, 118 of which were involved principally with oil and gas operations. The remaining employees were involved with Plant Operations Business.

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

   Capital Liquidity and Funding Risk--EEX is exposed to many risks in preserving liquidity under its existing revolving credit agreement, executing its plan to raise additional capital to fund its investment plans (see the discussion in Item 7, "Liquidity and Capital Resources--Capital Budget"), and converting from its revolving credit agreement to a borrowing base loan in June 2002, a credit facility based on the value of its proved reserves. The amount available under the revolving credit agreement is limited by a debt-to-capital ratio; therefore, any event that decreases equity will reduce liquidity. The principle risks associated with these plans and to liquidity are described in additional detail below. Any decreases in capitalization through losses incurred from dry hole expense, asset write-downs, loss on sales or other reasons, or increases in borrowings or debt (as defined in the revolving credit agreement) will increase the debt to capital ratio and further limit available borrowings. If EEX is unable to secure additional equity and capital expenditures continue at currently planned levels, available borrowings under the revolving credit agreement may become severely limited or unavailable.

   FPS and Pipeline Marketing Risk--See the discussion above under Item 1, "Strategy--Realize Value from the Cooper Floating Production System ("FPS") and Pipelines" and "U.S. Exploration and Development--Offshore--Cooper Floating Production System ("FPS") and Pipelines" and Note 11 to Consolidated Financial Statements in Item 8. Sale of the FPS and/or Pipelines would result in a significant change in EEX's debt structure due to the termination of the capital lease obligation associated with those assets. EEX would also incur substantial early termination costs that would adversely affect net income and reduce borrowing capacity. A disposition of the capital lease would reduce the debt used in computing the debt to capital ratio and increase the amount of funds available to EEX to borrow under its revolving credit agreement. While management believes that it can realize the value of the FPS and Pipelines in a development in the Llano complex or by sale, there can be no assurance that this can be accomplished in the near term, or on favorable financial terms.

   Development of Greater Llano Complex--The value of EEX's investment in the Llano complex and the Pipelines is dependent upon development of its Llano Field, Jason discovery or other exploration success on its Llano complex leases. A reduction in value of these assets due to adverse drilling results, limited development plans or delays in development, reductions in estimated reserve quantities, or adverse economic conditions, would reduce the capitalization used in computing the debt to capital ratio which would decrease the amount of funds available to EEX to borrow under its revolving credit agreement.

   Arctic I--Rig Commitment--The majority of the commitment associated with the Arctic I rig (See Note 17 to Consolidated Financial Statements in Item 8 and the discussion above under "U.S. Exploration and Development--Offshore, Deepwater Gulf of Mexico Exploration") has been assumed, for budget and planning purposes, to be funded by EEX's joint venture partners in its Llano development and Llano complex appraisal program. Upon conclusion of the current assignment to a third party, EEX intends to continue drilling in the Llano complex with partners. If the joint venture partners elect not to participate in these projects, and EEX cannot find other participants to share the costs of drilling, EEX would incur expenditures greater than forecast and be exposed to potentially higher dry hole cost. EEX currently has no commitment from joint venture partners for the use of the rig. EEX may also pursue additional subsidized contract assignments or stack the rig.

   Effect of Adoption of SFAS 133--In January 2001, EEX adopted SFAS 133 (see the discussion in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Other Matters--New Accounting Standard"). This accounting standard requires that EEX mark to market its hedge positions and report the result as an adjustment to shareholders' equity as other comprehensive income. If future gas prices are generally higher than EEX's contractual hedge prices, the resulting decrease to shareholders' equity would decrease available credit under the revolving credit agreement. To mitigate this potential loss of credit availability, in December 2000, EEX converted a portion of its then existing hedge positions into fixed-price physical delivery contracts.

   Replacement of Revolving Credit Agreement--There can be no assurance that EEX will be able to secure a new loan in June 2002 on favorable terms or that its proved reserve value at the time will support the borrowings then outstanding. In addition, conversion to a borrowing base may cause EEX to incur additional costs associated with early termination of the Gas Sales Obligation and Minority Interest Ownership associated with the acquisition of the Tesoro properties. (See the discussion in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Liquidity" and Notes 6 and 10 to Consolidated Financial Statements in Item 8).

   Expiration of Letters of Credit--There can be no assurance that EEX will be able to renew or extend its letters of credit that support a portion of the capital lease obligation for the FPS and Pipelines and may incur significantly increased short term debt obligations should it fail to do so. (See the discussion in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources-- Liquidity").

   Encogen Obligation--In January 2002, the obligor of a production payment due to EEX may elect to purchase a portion of the obligation (See the discussion in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Impairment of Assets"). If the obligor purchases this portion of the asset, or such purchase becomes probable, in the opinion of management, then the Company would realize a loss on the sale of approximately $18 million. Based upon available information, management cannot predict at this time the likelihood that the obligor will elect to purchase the additional volumes.

   Exploration Risk--Exploration for oil and gas in the Deepwater Gulf of Mexico and unexplored frontier areas has inherent and historically high risk. EEX is focusing on exploration opportunities in onshore, offshore and international areas. Future reserve increases and production will be dependent on EEX's success in these exploration efforts and no assurances can be given of such success. Exploration may involve unprofitable efforts, not only with respect to dry wells, but also with respect to wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs.

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

   Offshore Risks--EEX's Gulf of Mexico oil and gas reserves and exploration prospects include properties located in water depths greater than 2,000 feet where operations are by their nature more difficult than drilling operations conducted on land in established producing areas. Deepwater drilling and operations require the application of more advanced technologies that involve a higher risk of mechanical failure and can result in significantly higher drilling and operating costs which, in turn, can require greater capital investment than anticipated and materially change the expected future value of offshore development projects. The size of oil and gas reserves determined through exploration and confirmation drilling operations must ultimately be significant enough to justify the additional capital required to construct and install production and transportation systems and drill development wells. Development of any discoveries made pursuant to EEX's Deepwater exploration program may not return any profit to it and could result in an economic loss. Furthermore, offshore operations require a significant amount of time between the discovery and the time the gas or oil is actually marketed, increasing the market risk involved with such operations.

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

   Estimating Reserves and Future Net Cash Flows--Uncertainties are inherent in estimating quantities and values of reserves and in projecting rates of production, net revenues and the timing of development expenditures. Reserve data represent estimates only of the recovery of hydrocarbons from underground accumulations and are often different from the quantities ultimately recovered. Downward adjustments in reserve estimates could adversely affect EEX. Also, any substantial decline in projected net revenues resulting from production of reserves could have a material adverse effect on EEX's financial position and results of operations.

   Government Regulation--EEX's business is subject to certain federal, state and local laws and regulations relating to the drilling for and the production of oil and gas, as well as environmental and safety matters. Enforcement of or changes to these regulations could have a material impact on EEX's operations, financial condition and results of operations.

   International Operations--EEX's interests in properties in countries outside the United States are subject to the various risks inherent in foreign operations. These risks may include, among other things, loss of property and equipment as a result of expropriation, nationalization, war, insurrection and other political risks, risks of increases in taxes and governmental royalties, renegotiations of contracts with governmental entities, changes in laws and policies governing operations of foreign-based companies and other uncertainties arising out of foreign government sovereignty over EEX's international operations. EEX's international operations may also be adversely affected by laws and policies of the United States affecting foreign trade, taxation and investment. In addition, in the event of a dispute arising from foreign operations, EEX may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of the courts of the United States.

Item 2. Properties

   In 2000, EEX's operations were located in three regions: (i) the Gulf of Mexico--Deepwater, (ii) Onshore and Gulf of Mexico Shelf and (iii) International, primarily Indonesia. The following table sets forth estimated net proved reserves of EEX by region, as audited by Netherland, Sewell & Associates, Inc., at December 31, 2000:

                                            Proved Reserves at December 31, 2000
                                            ------------------------------------
                                                          Oil and Gas
                                              Natural Gas   Liquids     Total
                                               (MMcf)(1)  (MBbls)(2)  (MMcfe)(3)
                                            ------------- ----------- ----------
   Gulf of Mexico--Deepwater.................    28,236     11,298      96,022
   Onshore and Gulf of Mexico Shelf..........   354,373      3,139     373,207
                                                -------     ------     -------
     Total Domestic..........................   382,609     14,437     469,229
   International.............................       --      10,680      64,082
                                                -------     ------     -------
   Total.....................................   382,609     25,117     533,311
                                                =======     ======     =======
   Minority Interest (4).....................   102,301        599     105,898
                                                =======     ======     =======

--------
(1) Million cubic feet.
(2) Thousand barrels.
(3) Million cubic feet of gas equivalent with one barrel of liquid converted to six Mcf of gas.
(4) Included in Onshore and Gulf of Mexico Shelf above. See Note 12 to Consolidated Financial Statements in Item 8 for additional information on Minority Interest.

   See Note 22 to Consolidated Financial Statements in Item 8 for additional information on oil and gas reserves.

   During 2000, EEX filed Form EIA-23 with the Department of Energy reflecting reserve estimates for the year 1999. Such reserve estimates were not materially different from the 1999 reserve estimates reported in Note 22 to Consolidated Financial Statements in Item 8.

   Developed and undeveloped lease acreage as of December 31, 2000 is set forth below:

                                         Developed Acres      Undeveloped Acres
                                        -----------------    -------------------
                                         Gross     Net(1)      Gross    Net(1)
                                        -------    ------    --------- ---------
   Gulf of Mexico--Deepwater...........  23,040     6,912      438,312   155,867
   Onshore and Gulf of Mexico Shelf....  94,598    44,301      383,994   236,045
                                        -------    ------    --------- ---------
     Total Domestic.................... 117,638(2) 51,213(2)   822,306   391,912
   International.......................   5,000     1,250(3) 3,676,653 2,452,045
                                        -------    ------    --------- ---------
     Total............................. 122,638    52,463    4,498,959 2,843,957
                                        =======    ======    ========= =========
   Minority Interest (4)...............  25,834    12,020      107,613    56,330
                                        =======    ======    ========= =========

--------
(1) Represents the proportionate interest of EEX in the gross acres under lease.
(2) Does not include 23,040 gross/6,884 net acres (developed Deep) or 25,000 gross/7,563 net acres (developed Shelf) wherein EEX only owns rights below the deepest producing reservoir. This acreage is included within the "Undeveloped Acres" figures.
(3) EEX owns 25% interest by virtue of the Production Sharing Contract.
(4) Included in Onshore and Gulf of Mexico Shelf above. See Note 12 to Consolidated Financial Statements in Item 8 for additional information on Minority Interest.

   EEX purchased approximately 82,218 net acres in 21 offshore blocks (5 Deepwater and 16 Shelf) at Federal OCS Lease Sale 175 held March 15, 2000. Additionally, EEX acquired 5,760 net acres from Shell Deepwater Development in the third quarter of 2000. The total number of blocks in which EEX had an interest at year-end was 111 (does not include 2 blocks in which EEX has only an ORRI), with an average working interest of 43.86%. EEX operates 57 of these blocks.

   During 2000, EEX canceled, or allowed to expire, 41 Gulf of Mexico blocks and sold its interest in approximately 100 other blocks in the Gulf of Mexico.

   EEX plans further drilling on undeveloped acreage, but at this time cannot specify the extent of the drilling or predict how successful it will be in establishing commercial reserves sufficient to justify retention of the acreage. Additionally, EEX owns a large, international concession that is committed for drilling by a third party in 2001. While it is probable that drilling will occur, thus holding the concession, EEX cannot warrant that the third party will perform. The primary terms during which the undeveloped acreage can be retained by payment of delay rentals, or by drilling operations, without the establishment of oil and gas reserves expire as follows:

                                         Undeveloped Acres Expiring
                             ---------------------------------------------------
                                 Gulf of
                                Mexico--     Onshore and GOM
                                Deepwater         Shelf         International
                             --------------- --------------- -------------------
                              Gross    Net    Gross    Net     Gross      Net
                             ------- ------- ------- ------- --------- ---------
2001........................  57,600  17,482  85,176  44,156 1,862,429   980,263
2002........................  34,560  12,960 107,956  54,506       --        --
2003 and later.............. 346,152 125,425 190,862 137,383 1,814,224 1,471,782
                             ------- ------- ------- ------- --------- ---------
  Total..................... 438,312 155,867 383,994 236,045 3,676,653 2,452,045
                             ======= ======= ======= ======= ========= =========

   The Company may allow drilling rights with regard to a portion of the undeveloped acreage to expire before the expiration of primary terms specified in this schedule by non-payment of delay rentals.

   Drilling activity during the three years ended December 31 is set forth below:

                                                    2000      1999       1998
                                                 ---------- --------- ----------
                                                 Gross Net  Gross Net Gross Net
                                                 ----- ---- ----- --- ----- ----
   Exploratory Wells:
     Productive.................................  6.0   2.2  2.0  1.5  5.0   2.3
     Dry........................................  8.0   2.2  7.0  3.6  9.0   3.4
                                                 ----  ----  ---  --- ----  ----
       Total.................................... 14.0   4.4  9.0  5.1 14.0   5.7
                                                 ====  ====  ===  === ====  ====
   Development Wells:
     Productive................................. 44.0  28.7  2.0  0.8 35.0  17.1
     Dry........................................  8.0   4.9  --   --   3.0   1.2
                                                 ----  ----  ---  --- ----  ----
       Total.................................... 52.0  33.6  2.0  0.8 38.0  18.3
                                                 ====  ====  ===  === ====  ====

   Productive wells are either producing wells or wells capable of commercial production, although currently shut-in. The term "gross" refers to the wells in which a working interest is owned, and the term "net" refers to gross wells multiplied by the percentage of EEX's working interest owned therein.

   At December 31, 2000, EEX was participating in 12 wells (6.9 net) which were either being drilled or in some stage of completion.

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

   The Company owned interest in productive gas and oil wells at December 31, 2000 as follows:

                                                              Gas        Oil
                                                          ----------- ----------
                                                          Gross  Net  Gross Net
                                                          ----- ----- ----- ----
   Gulf of Mexico--Deepwater.............................   --    --   4.0   1.9
   Onshore and Gulf of Mexico Shelf...................... 407.0 230.5 15.0   9.2
                                                          ----- ----- ----  ----
     Total Domestic...................................... 407.0 230.5 19.0  11.1
   International.........................................   --    --  14.0   7.0
                                                          ----- ----- ----  ----
     Total............................................... 407.0 230.5 33.0  18.1
                                                          ===== ===== ====  ====

   The Company has ownership in wells with dual completions in single boreholes at December 31, 2000 as follows:

                                                              Gas        Oil
                                                          ----------- ----------
                                                          Gross  Net  Gross Net
                                                          ----- ----- ----- ----
   Gulf of Mexico--Deepwater.............................   --    --   --    --
   Onshore and Gulf of Mexico Shelf......................  21.0  14.4  --    --
                                                          ----- ----- ----  ----
     Total Domestic......................................  21.0  14.4  --    --
   International.........................................   --    --   --    --
                                                          ----- ----- ----  ----
     Total...............................................  21.0  14.4  --    --
                                                          ===== ===== ====  ====

   Additional information relating to the oil and gas activities of EEX is set forth in Note 22 to Consolidated Financial Statements in Item 8 and in "Selected Financial and Operating Data" in Item 6.

   EEX leases approximately 78,000 square feet of office space for its office in Houston, Texas, expiring in September 2002. In June 2000, EEX subleased approximately 23,000 square feet in Houston. This sublease expires in November 2001. EEX subleases approximately 19,000 square feet of office space for its office in San Antonio, Texas, expiring in December 2005.

Item 3. Legal Proceedings

   EEX is involved in a number of legal and administrative proceedings incident to the ordinary course of its business. In the opinion of management, based on the advice of counsel and current assessment, any liability to EEX relative to these ordinary course proceedings will not have a material adverse effect on EEX's operations or financial condition.

   The previously-reported matter of Gracy Fund, et al. v. EEX Corporation, et al., was settled by an agreement in June 2000 which resulted in the Court's Order and Final Judgment, and related orders, dated December 28, 2000.

   The operations and financial position of EEX continue to be affected from time to time in varying degrees by domestic and foreign political developments as well as legislation and regulations pertaining to restrictions on oil and gas production, imports and exports, natural gas regulation, tax increases, environmental regulations and cancellation of contract rights. Both the likelihood and overall effect of such occurrences on EEX vary greatly and are not predictable.

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

                                                    2000             1999
                                               --------------- -----------------
                                                 High    Low     High     Low
                                               -------- ------ -------- --------
   First Quarter.............................. $4 5/16  $2 1/4 $7 11/16 $4 5/8
   Second Quarter.............................  6 1/4    2 1/8  7 11/16  4 7/8
   Third Quarter..............................  6 7/8    4 1/2  7 1/8    2 15/16
   Fourth Quarter.............................  5 13/16  3      4 1/16   2 1/2

   At March 1, 2001, EEX had 42,216,105 outstanding shares of common stock held by 10,770 shareholders of record.

   There were no dividends declared on the Company's common stock in 2000 or 1999. The declaration of future dividends will be dependent upon business conditions, earnings, cash requirements and other relevant factors as determined by the Company's Board of Directors. Under the terms of the Company's Series B 8% Cumulative Perpetual Preferred Stock (the "Series B Preferred Stock"), the Company may not declare or pay any dividend or make any other distribution on its common stock, unless all dividends due upon the Series B Preferred Stock have been paid or provided for.

Item 6. Selected Financial and Operating Data

                                EEX CORPORATION

                            SELECTED FINANCIAL DATA

                               As of or for the Year Ended December 31
                           ---------------------------------------------------
                             2000      1999      1998      1997        1996
                           --------  --------  --------  ---------  ----------
                              (In thousands, except per share amounts)
INCOME STATEMENT DATA
  Revenues................ $262,412  $177,374  $219,052  $ 314,213  $  338,146
                           ========  ========  ========  =========  ==========
  Net (Loss) Applicable to
   Common Shareholders.... $(10,418) $(99,914) $(40,926) $(216,103) $  (36,801)
                           ========  ========  ========  =========  ==========
  Basic and Diluted Net
   (Loss) per Share (a)... $  (0.25) $  (2.37) $  (0.97) $   (5.12) $    (0.87)
                           ========  ========  ========  =========  ==========
BALANCE SHEET DATA
    Total Assets.......... $764,068  $780,784  $565,070  $ 807,789  $1,195,454
                           ========  ========  ========  =========  ==========
CAPITAL STRUCTURE
  Short-term borrowings... $    --   $    --   $    --   $   5,000  $      --
  Capital lease
   obligations............  205,634   222,444   233,318    241,735     244,985
  Long-term debt..........   75,000       --        --      25,000     115,000
  Gas sales obligation....   83,490   105,000       --         --          --
  Company-obligated
   mandatorily redeemable
   preferred securities of
   subsidiary.............      --        --        --         --      150,000
  Minority interest in
   preferred stock of
   subsidiary.............      --        --        --     100,000         --
  Minority interest third
   party..................    5,000     3,050       --         --          --
  Shareholders' equity....  289,601   294,863   234,300    274,663     490,406
                           --------  --------  --------  ---------  ----------
    Total................. $658,725  $625,357  $467,618  $ 646,398  $1,000,391
                           ========  ========  ========  =========  ==========

--------
(a) The per share amounts for periods prior to 1998 have been restated to reflect the reduction in weighted average shares outstanding due to the one-for-three reverse stock split effective on December 8, 1998.

                                EEX CORPORATION

                            SELECTED OPERATING DATA

                                        As of or for the Year Ended December 31
                                        ---------------------------------------
                                           2000    1999   1998   1997    1996
                                        --------- ------ ------ ------ --------
Sales volume
  Natural gas (Bcf)(a)..................     55.1   41.0   57.9   84.5    100.5
  Oil, condensate and natural gas
   liquids (MMBbls)(e)..................      2.8    4.6    5.8    5.4      5.7
    Total volumes (Bcfe)(a).............     71.9   68.5   92.7  116.9    135.0
Average sales price(b)
  Natural gas (per Mcf)(c).............. $   3.14 $ 2.28 $ 2.21 $ 2.36 $   2.17
  Oil, condensate and natural gas
   liquids (per Bbl)....................    28.26  16.45  13.15  18.53    18.65
    Total (per MMcfe)(c)................     3.51   2.46   2.20   2.57     2.40
Average costs and expenses (per
 MMcfe)(c)
  Production and operating(b)........... $   0.55 $ 0.57 $ 0.51 $ 0.42 $   0.52
  Exploration(d)........................     0.47   0.62   0.49   0.60     0.69
  Depletion, depreciation and
   amortization.........................     1.31   1.01   1.09   1.24     1.26
  General, administrative and other.....     0.27   0.41   0.26   0.24     0.26
  Taxes, other than income..............     0.15   0.07   0.12   0.15     0.16
Net Wells Drilled
  Total.................................       38      6     24     57      109
  Productive............................       31      2     19     44       84
Proved Reserve Data (at year-end)
  Natural gas (Bcf)(a)..................    382.6  362.8  203.6  460.2  1,216.2
  Oil, condensate and natural gas
   liquids (MMBbls)(e)..................     25.1   17.5   26.2   23.8     59.2
    Total (Bcfe)(a).....................    533.3  468.1  360.6  603.2  1,571.5
Standardized Measure of Discounted
  Future Net Cash Flows (in millions)... $1,283.3 $436.3 $275.9 $619.1 $1,715.1

--------
(a) Billion cubic feet or billion cubic feet equivalent, as applicable. Ratio of six Mcf of natural gas to one barrel of crude oil, condensate or natural gas liquids.
(b) Before related production, severance and ad valorem taxes.
(c) One thousand cubic feet or one thousand cubic feet equivalent, as applicable. Ratio of six Mcf of natural gas to one barrel of crude oil, condensate or natural gas liquids. Realized prices reflect results net of hedged transactions.
(d) Excludes unusual and non-recurring expenses.
(e) One million barrels of crude oil or other liquid hydrocarbons.

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

   EEX reported a 2000 net loss of $10 million ($0.25 per share), versus a net loss of $100 million ($2.37 per share) in 1999 and a net loss of $41 million ($0.97 per share) in 1998.

   In 2000, results of operations were impacted by two major items. The first item was a $12 million pre-tax charge for impairment of producing oil and gas properties required by Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," incurred during the second quarter associated with a reassessment of the Mudi Field in Indonesia. The second major item was a loss on sales of property, plant and equipment of $7 million pre-tax.

   In 1999, results of operations were impacted by three major items. The first item was a $26 million pre-tax charge for impairment of producing oil and gas properties required by Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The second major item was a gain on sales of property, plant and equipment of $15 million pre-tax. The third major item was the write-off of deepwater dry hole costs of $44 million associated with the George and Mackerel prospects.

   In the following comparisons of results of operations, 2000 and 1999 results have been adjusted to exclude the items described above. Results for 1998 were adjusted to exclude gains on sale of assets of $9 million pre-tax and FAS 121 impairment of $10 million pre-tax.

2000 Results of Operations Compared With 1999

   Revenues for 2000 were $262 million, $85 million (48%) higher than 1999. Natural gas revenues, 85% higher than 1999, were impacted by a 34% increase in production primarily due to the acquisition of the Tesoro onshore properties in December 1999 and an increase in the unhedged average price of 53%, offset by production decline on properties located in the Gulf of Mexico Shelf. The average unhedged natural gas sales price per thousand cubic feet (Mcf) was $3.51 in 2000, compared with $2.29 in 1999. The unhedged gas price includes the effects of the Gas Sales Obligation representing approximately 13 Bcf of gas delivered in 2000 at an average realized price of $2.51 per Mcf. The average natural gas sales price per Mcf (after hedging losses of $20.2 million) was $3.14 in 2000, compared to $2.28 in 1999, an increase of 38%. Natural gas production for 2000 was 55 billion cubic feet (Bcf), compared with 41 Bcf in 1999. Oil revenues increased 4% due to higher average oil prices, offset by lower production. A 70% increase in the unhedged average oil price was offset by a $0.1 million oil hedging loss for the year 2000, compared to a $1.3 million oil hedging loss for the year 1999. Crude oil production decreased 40% to 2,726 thousand barrels (MBbls) in 2000 from 4,528 MBbls in 1999.

   Costs and expenses, excluding the unusual items described above, were $204 million in 2000, compared to $192 million in 1999, a 7% increase. Operating expenses (production and operating, general and administrative and taxes other than income) were $70 million in 2000, 4% lower than 1999, resulting from property sales and the favorable impact from restructuring measures implemented over the last year, specifically lower G&A cost, offset by higher taxes, other than income, associated with increased gas production from the onshore operations. Exploration expenses for 2000 include $4 million for dry hole costs, compared to $51 million in 1999. Depletion, depreciation and amortization was $94 million in 2000, $25 million higher than 1999 due to higher production volumes resulting from the Tesoro onshore property acquisition and increased rates at the Mudi Field, offset by asset sales and production decline primarily on properties located in the Gulf of Mexico Shelf.

   Total interest and other financing costs, including interest income, preferred stock dividends, minority interest and other income, were $47 million, a $24 million increase from 1999, resulting primarily from an increase in interest expense due to amounts outstanding under the revolving credit agreement and the Gas Sales Obligation, and by a decrease in interest income due to lower cash balances during 2000.

1999 Results of Operations Compared With 1998

   Revenues for 1999 were $177 million, $42 million (19%) lower than 1998. Natural gas revenues, 27% lower than 1998, were impacted by a 29% decrease in production primarily due to production decline on properties located in the Shelf, offset by a slight increase in the average price of 3%. The average natural gas sales price per Mcf was $2.28 in 1999, compared with $2.21 in 1998. Natural gas production for 1999 was 41 Bcf, compared with 58 Bcf in 1998. Oil revenues remained constant with 1998. A 35% increase in unhedged average oil prices was offset by a $1.3 million oil hedging loss for the year 1999, compared to a $4.3 million oil hedging gain for the year 1998. Crude oil production decreased 19% to 4,528 MBbls in 1999 from 5,612 MBbls in 1998.

   Costs and expenses, excluding the unusual items described above, were $192 million in 1999, compared to $239 million in 1998, a 20% decrease. Operating expenses (production and operating, general and administrative and taxes other than income) were $72 million in 1999, 12% lower than 1998, resulting from property sales and the favorable impact from restructuring measures implemented over the last year. Exploration expenses for 1999 include $51 million for dry hole costs compared to $18 million in 1998. Depletion, depreciation and amortization was $69 million in 1999, $32 million lower than 1998 due to lower production volumes resulting from asset sales and production decline primarily on properties located in the Gulf of Mexico Shelf. In July 1999, depreciation of approximately $0.9 million per quarter was suspended on the Pipelines following abandonment of the Cooper Field pending future utilization in the Llano complex.

   Total interest and other financing costs, including interest income, preferred stock dividends, minority interest and other income, were $24 million, a $1 million reduction from 1998, resulting from an increase in interest income, offset by preferred stock dividends in 1999 due to the issuance of 1.5 million shares of cumulative perpetual preferred stock on January 8, 1999.

Impairment of Assets

   EEX accounts for oil and gas properties using the successful efforts method which requires EEX to comply with the requirements of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," ("SFAS 121"). See Note 7 to Consolidated Financial Statements in Item 8. In the second quarter of 2000, EEX recorded a $12 million pre-tax charge for impairment of the Mudi Field in Indonesia. The Company re-evaluated the carrying value following a production decline below that forecast at year-end 1999. In the fourth quarter of 2000, the Company's independent petroleum consultant completed its annual review and audit of the Company's proved oil and gas reserves and their commercial feasibility. Based on this analysis, no additional impairments for producing properties were considered appropriate in 2000.

   The Company reviewed the estimated value of the production payment due EEX as a result of the sale of its East Texas properties together with the estimated future gas delivery obligation to Encogen One Partners,

Ltd. ("Encogen") and determined that a provision for possible future losses was not appropriate in 2000. The production payment is recorded as oil and gas properties, net of a provision for future gas deliveries arising from past gas "overtakes." This review included estimates of the cost of EEX's future gas delivery obligations to Encogen and estimated receipts from the production payment on an undiscounted cash flow basis. The analysis also included assumptions about future gas delivery schedules, gas prices and the likelihood that the obligor will exercise annual options to repurchase portions of the production payment. The obligor did not exercise its option in 1999 or 2000. At December 31, 2000, the Company had a future volumetric delivery obligation of approximately 5 Bcf of natural gas to Encogen; the total production payment due EEX was approximately 29 Bcf net of royalty. In January 2001, the obligor elected to repurchase approximately 8 Bcfe of the production payment. Further evaluation of the carrying value of the asset following this retirement indicated that no impairment was appropriate. See "Forward-Looking Statements--Uncertainties and Risks--Encogen Obligation" in Item 1.

   The Company again reviewed the estimated future value of the Cooper Floating Production System, Pipelines and other related facilities. In 1997, the Company impaired the assets by approximately $83 million. The Company determined that, if placed in service as an early production and pipeline system for future oil and gas developments in the Llano complex, the estimated future cash flows from the assets would exceed the carrying value of approximately $146 million. Further, the Company continues to evaluate other potential uses for these facilities. Based on these analyses, no additional impairment was considered appropriate in 2000.

   As of December 31, 2000, the Company had a deferred tax asset of approximately $124 million. A valuation allowance of $102 million has been applied to result in a net realizable value of $22 million. The plan to realize the value of the net deferred tax asset is based on expected future earnings and tax planning strategies that include, primarily, generation of taxable income and sales of assets with fair market values in excess of book basis.

   Although management believes that the estimates and assumptions underlying the analyses described above are appropriate, no assurances can be given that events in the future will be consistent with those estimates and assumptions.

Oil and Gas Marketing

   Results of operations are largely dependent upon the difference between the prices received for oil and gas produced and the costs of finding and producing such resources. On an energy-equivalent basis, gas reserves at January 1, 2001 constituted approximately 72% of total reserves, and gas production accounted for approximately 77% of total production for 2000. Accordingly, variations in gas prices have a more significant impact on operations than variations in oil prices.

   A portion of the risk associated with fluctuations in the price of oil and natural gas is managed through the use of hedging techniques such as oil and gas swaps and collars. EEX fixed the price on 2000 production volumes of approximately 23 Bcf of natural gas (42% of natural gas production) at an average price of $2.78 per MMBtu, excluding Encogen hedges. In total, oil and gas price hedging activities decreased 2000 revenues by $20.3 million, 1999 revenues by $1.9 million, and increased 1998 revenues by $7.5 million.

Liquidity and Capital Resources

Cash Flows

   Net cash flows provided by operating activities in 2000 were $85 million, a decrease of $9 million over the same period of 1999. Higher revenues were largely offset by increased receivables and decreased advances from partners. Net cash flows used in investing activities in 2000 were $116 million, a $227 million decrease from cash flows used in investing activities for the same period of 1999. The decrease in investing activities is primarily due to the acquisition of the Tesoro onshore properties in 1999 of $212 million. Capital spending increased during the year, offset by higher proceeds from disposition of properties. The increased capital spending related primarily to the onshore operations. Net cash flows provided by financing activities in 2000 were $35 million, compared to $247 million for the same period of 1999. As of December 31, 2000, EEX had $75 million outstanding under the revolving credit agreement. During the first quarter of 1999, EEX received $150 million from the issuance of preferred stock and warrants. In December 1999, EEX received $105 million for the Gas Sales Obligation. See Note 10 to Consolidated Financial Statements in Item 8.

Capital Budget

   Planned 2001 capital expenditures are estimated to be approximately $130 million, compared with actual expenditures of $181 million in 2000 and $388 million in 1999 (including $215 million for the acquisition of Tesoro oil and gas properties and pipelines). This program is in excess of the Company's expected operating cash flows for 2001. The Company expects to fund this capital progam from operating cash flows, proceeds from asset sales, increased borrowings under the revolving credit agreement and/or additional funds from public and private equity markets. In order to continue its anticipated capital program, including appraisal and development of the Llano complex, EEX will require substantial additional capital resources.

   EEX's access to public or private equity or debt markets may be limited by general market conditions in or volatility of the markets, general conditions affecting the oil and gas industry, or by EEX's financial condition. No assurances can be given that EEX will be able to secure funds in these markets when necessary, or that such funds will be obtained on terms favorable to it. If EEX were unable to secure funds when required for its activities, its liquidity and ability to make capital investments would become impaired. See "Forward-Looking Statements--Uncertainties and Risks" in Item 1 for additional discussion.

   As of December 31, 2000, the original exploration and appraisal obligation of $75 million due to EEX under the Enterprise joint venture agreement was fully paid. Two remaining payments totaling $25 million remain due from Enterprise contingent upon mutual approval of development plans associated with discoveries made pursuant to the joint venture agreement. These two remaining payments are not planned to be received by EEX in 2001.

Liquidity

   EEX has a $350 million revolving credit line with a group of banks that matures on June 27, 2002, of which $75 million was outstanding at December 31, 2000. The revolving credit agreement limits, at all times, total debt, as defined in the credit agreement, to the lesser of 60% of capitalization, as defined, or $1 billion, and prohibits liens on property except under certain circumstances. As of December 31, 2000, the debt to capital ratio under the revolving credit agreement was 50% and unused available credit was approximately $150 million. The interest rate ranges from the London Inter-Bank Offered Rate (LIBOR) plus 0.55% to 1.30% per annum, plus a facility fee of 0.20% to 0.45% per annum, depending upon the debt to capital ratio. As of March 1, 2001, the Company had $135 million outstanding under the revolving credit agreement. See Note 9 to Consolidated Financial Statements in Item 8.

   In December 1999, EEX E&P L.P., a limited partnership indirectly half-owned by EEX ("E&P L.P."), entered into a $105 million prepaid forward sale agreement, the Gas Sales Obligation, for approximately 50 billion cubic feet equivalent of production from E&P L.P. to be delivered from January 2000 through December 2004. In the event production is not delivered, the obligation will be settled with a cash payment. The proceeds of the Gas Sales Obligation were used to fund a portion of the purchase price of the Tesoro oil and gas properties and pipelines. See Notes 6 and 10 to Consolidated Financial Statements in Item 8. Because of the structure of the transaction, the Gas Sales Obligation is not included in the definition of debt for purposes of determining the debt to capital ratio under the bank revolving credit agreement described below.

   In June 2001, EEX's debt incurred under its revolving credit agreement will become due and payable within one year and will be reclassified on EEX's balance sheet from a long term to a current liability, adversely affecting working capital. EEX plans to replace the revolving credit agreement with a borrowing facility based upon the value of its proved reserves prior to its expiration. The plan to replace this facility may require substantial additional asset sales and/or securing additional funds from public or private equity markets. (See the discussion above under Capital Budget).

   Also in June 2001, EEX's letters of credit for $70 million expire under the terms of the agreement under which they were issued. These letters of credit are credit support required for the equity portion (approximately $68 million) in the capital lease obligation for the FPS and Pipelines. EEX is currently conducting negotiations to extend or replace the current letters of credit. If the FPS and/or Pipelines are not sold, or the letter of credit facility renewed or replaced by a similar arrangement, EEX will be required by the capital lease agreements to terminate the lease and pay approximately $68 million to the lessor. EEX would assume the direct responsibility for the secured notes (approximately $138 million) representing the financed portion of the lease. This would result in total debt increasing by approximately $14 million and total capitalization decreasing by approximately $14 million resulting in a decrease of available credit under the revolving credit agreement.

   Preserving liquidity under EEX's current revolving credit agreement, renewing or extending the letters of credit and converting to the borrowing base facility referred to above, involves many risks and uncertainties in addition to those associated with access to public and private equity and debt markets and described under "Capital Budget" above. These risks and uncertainties are described in "Forward-Looking Statements--Uncertainties and Risks" in Item 1, above. A significant adverse financial impact resulting from the occurrence of any or all of these factors prior to EEX obtaining additional equity or capital would severely impact EEX's liquidity and its ability to carryout its planned activities. In the absence of such additional equity or capital, EEX may choose to sell a substantial portion of its assets to execute its financing plans.

Capital Structure

   In January 1999, EEX recorded $150 million of equity from the issuance of
1.5 million shares of Series B 8% Cumulative Perpetual Preferred Stock ("Preferred Stock") and Warrants to acquire 21 million shares of common stock to Warburg Pincus Equity Partners, L.P. and its affiliates. Each share of Preferred Stock has a stated value of $100 and a current dividend rate of 8% per year, payable quarterly. The 8% dividend rate will be adjusted to a market rate, not to exceed 18%, after seven years or the earlier occurrence of certain events including a change of control as defined in the agreements. Prior to any adjustment of the dividend rate, the Company may, at its option, accrue dividends or pay them in cash, shares of Preferred Stock or shares of common stock. After any adjustment of the dividend rate, dividends must be paid in cash. Prior to any adjustment in the dividend rate, holders of the Preferred Stock will be entitled to cast an aggregate of eight million votes on matters voted on by the holders of common stock and to a separate class vote on certain matters affecting the Preferred Stock. The purchasers agreed to standstill provisions for ten years that restrict their purchases of additional shares of common stock, prohibit sales by the purchasers of common stock or Warrants to any person or group that would beneficially own more than 10% (5% in the case of a competitor of the Company) of the outstanding common stock after the sale, prohibit the purchasers from proposing business combinations involving the Company or soliciting proxies, and limit the purchasers' aggregate voting rights to one vote less than 20% of the aggregate number of votes entitled to be cast on any matter by holders of common stock or any other class of capital stock. In the event of a change of control occurring prior to the sixth anniversary of the closing of issuance of the Preferred Stock, the purchasers of the Preferred Stock will have the right to exchange all or part of their Preferred Stock and Warrants proportionately for shares of common stock at the rate of 18.6047 shares of common stock for each share of Preferred Stock (and proportionate number of Warrants), subject to adjustment under certain circumstances and to the Company's right under certain circumstances to pay a portion of the exchange in cash. For additional information, see Note 5 to Consolidated Financial Statements in Item 8.

   In the second quarter of 1998, EEX redeemed, at par value, all the outstanding preferred securities of a subsidiary. The dividend rate on these preferred securities was based on LIBOR plus a spread of 4% for the quarter ended March 31, 1998, 5% for the quarter ended June 30, 1998, and was to increase by 1% quarterly through December 31, 1998.

   At a special meeting held on December 8, 1998, the Company's shareholders approved a one-for-three reverse split of the Company's issued and outstanding common stock and a reduction of the Company's authorized common stock from 400 million shares to 150 million shares.

   EEX does not anticipate paying cash dividends on its common stock in the foreseeable future.

Other Matters

New Accounting Standard

   FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 2000, requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. EEX adopted this accounting standard as required on January 1, 2001. See Note 20 to Consolidated Financial Statements in Item 8.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   Hedging activity for the year 2000 resulted in a loss of $11.0 million for natural gas and a loss of $0.1 million for crude oil that totals to a combined loss of $11.1 million. The total net hedging loss for natural gas includes a gain of $9.2 million related to hedging activities associated with the contractual requirement to purchase gas for delivery to a co-generation plant in Texas. This gain is recorded as oil and gas properties. The tables below provide information about EEX's hedging instruments as of December 31, 2000. Since essentially all of the hedging done by EEX utilized either "swap" or "collar" instruments, the tables have been separated to show the volumes hedged utilizing each instrument. The Notional Amount is equal to the volumetric hedge position of EEX during the periods. The fair values of the hedging instruments are based on the difference between the applicable strike price and the New York Mercantile Exchange future prices for the applicable trading months. EEX follows hedge accounting for these positions and accordingly, the fair values presented below, which represent unrealized gains (losses), have not been recognized in the financial statements.

                                      Notional     Average       Fair Value at
                                       Amount    Strike Price  December 31, 2000
                                      (BBtu)(1) (Per MMBtu)(2)  (In thousands)
                                      --------- -------------- -----------------
Natural Gas Swaps:
  January 2001--March 2001...........    383        $2.754          $(2,362)

                                      Notional     Average       Fair Value at
                                       Amount    Strike Price  December 31, 2000
                                      (BBtu)(1) (Per MMBtu)(2)  (In thousands)
                                      --------- -------------- -----------------
                                                Floor  Ceiling
                                                ------ -------
Natural Gas Collars:
  January 2001--March 2001...........   1,800   $2.558 $3.574      $ (9,095)
  April 2001--June 2001..............   1,365    2.517  3.277        (3,172)
  July 2001--September 2001..........   2,760    3.210  4.723        (2,832)
  October 2001--December 2001........   2,760    3.242  4.962        (2,306)
  January 2002--March 2002...........   1,350    3.854  6.137           --
  April 2002--June 2002..............   1,365    3.374  5.658           --
                                       ------                      --------
    Total............................  11,400                      $(17,405)
                                       ======                      ========

--------
(1) Billions of British Thermal Units.
(2) Millions of British Thermal Units.

   FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning June 15, 2000, requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. EEX adopted this accounting standard as required on January 1, 2001. The effect of adoption on January 1, 2001 will result in a decrease to reported shareholders' equity of approximately $20 million.

   Interest Rate Risk--The Company has no open interest rate swap or interest rate lock agreements. At December 31, 2000, the Company's only outstanding debt consisted of capital leases with fixed interest rates. The following table presents principal amounts and related average interest rates by year of maturity for the Company's capital leases at December 31, 2000:

                                                                      Average
                                                         Principal Interest Rate
                                                         --------- -------------
                                                             (In thousands)
   2001................................................. $ 13,351      6.43%
   2002.................................................   15,419      6.43%
   2003.................................................   15,573      6.43%
   2004.................................................   16,601      6.43%
   2005.................................................   15,077      6.43%
   Thereafter...........................................  129,613      6.43%
                                                         --------
     Total.............................................. $205,634
                                                         ========
   Fair Value........................................... $205,634
                                                         ========

   The Company's exposure to interest rate risk is primarily related to future use of its revolving credit facility and to market conditions, as they may exist, should new financings be undertaken. These exposures will be managed through the use of swap or other derivatives as appropriate.

Item 8. Financial Statements and Supplementary Data

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders of
EEX Corporation

   We have audited the accompanying consolidated balance sheets of EEX Corporation and subsidiaries (the "Company"), as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EEX Corporation and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          Ernst & Young LLP

Houston, Texas
February 19, 2001

                                EEX CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                    Year Ended December 31
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
                                                  (In thousands, except per
                                                        share amounts)
Revenues:
  Natural gas.................................... $173,195  $ 93,512  $128,061
  Oil, condensate and natural gas liquids........   78,829    75,189    76,328
  Cogeneration operations........................    8,389     8,878    13,794
  Other..........................................    1,999      (205)      869
                                                  --------  --------  --------
    Total........................................  262,412   177,374   219,052
                                                  --------  --------  --------
Costs and Expenses:
  Production and operating.......................   39,212    39,338    46,861
  Exploration....................................   33,780    86,369    45,144
  Depletion, depreciation and amortization.......   93,965    68,978   101,051
  Impairment of producing oil and gas
   properties....................................   12,200    26,424    10,439
  Loss (Gain) on sales of property, plant and
   equipment.....................................    7,230   (15,483)   (9,085)
  Cogeneration operations........................    6,960     8,043    10,564
  General, administrative and other..............   19,538    28,355    24,058
  Taxes, other than income.......................   10,906     4,744    11,017
                                                  --------  --------  --------
    Total........................................  223,791   246,768   240,049
                                                  --------  --------  --------
Operating Income (Loss)..........................   38,621   (69,394)  (20,997)
Other Income--Net................................      365        95        81
Interest Income..................................    1,082     6,129       512
Interest and Other Financing Costs...............  (33,586)  (17,686)  (18,987)
                                                  --------  --------  --------
Income (Loss) Before Income Taxes................    6,482   (80,856)  (39,391)
Income Taxes (Benefit)...........................    1,586     6,891    (4,997)
Minority Interest Third Party....................    1,950        50     6,532
                                                  --------  --------  --------
Net Income (Loss)................................    2,946   (87,797)  (40,926)
Preferred Stock Dividends........................   13,364    12,117       --
                                                  --------  --------  --------
Net (Loss) Applicable to Common Shareholders..... $(10,418) $(99,914) $(40,926)
                                                  ========  ========  ========
Net (Loss) Per Share Available to Common
 Shareholders:
  Basic.......................................... $  (0.25) $  (2.37) $  (0.97)
                                                  ========  ========  ========
  Diluted........................................ $  (0.25) $  (2.37) $  (0.97)
                                                  ========  ========  ========
Weighted Average Shares Outstanding:
  Basic..........................................   41,949    42,200    42,208
                                                  ========  ========  ========
  Diluted........................................   41,949    42,200    42,208
                                                  ========  ========  ========

                See Notes to Consolidated Financial Statements.

                                EEX CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                                               December 31
                                                           -------------------
                                                             2000      1999
                                                           -------- ----------
                                                             (In thousands)
                          ASSETS
                          ------

Current Assets:
  Cash and cash equivalents............................... $ 19,791 $   15,053
  Restricted cash.........................................      --       5,000
  Accounts receivable--trade (net of allowance of $2,270
   and $1,791)............................................   57,539     28,248
  Other...................................................   22,478     12,737
                                                           -------- ----------
    Total current assets..................................   99,808     61,038
                                                           -------- ----------
Property, Plant and Equipment (at cost):
  Oil and gas properties (successful efforts method)......  955,263  1,259,364
  Other...................................................    8,160      8,047
                                                           -------- ----------
    Total.................................................  963,423  1,267,411
                                                           -------- ----------
Less accumulated depletion, depreciation and
 amortization.............................................  323,875    576,914
                                                           -------- ----------
    Net property, plant and equipment.....................  639,548    690,497
                                                           -------- ----------
Deferred Income Tax Assets................................   19,846     22,809
Other Assets..............................................    4,866      6,440
                                                           -------- ----------
    Total................................................. $764,068 $  780,784
                                                           ======== ==========
           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------

Current Liabilities:
  Accounts payable--trade................................. $ 76,999 $   72,518
  Current portion of capital lease obligations............   13,351     16,810
  Other...................................................    5,993      2,580
                                                           -------- ----------
    Total current liabilities.............................   96,343     91,908
                                                           -------- ----------
Bank Revolving Credit Agreement...........................   75,000        --
Capital Lease Obligations.................................  192,283    205,634
Gas Sales Obligation......................................   83,490    105,000
Other Liabilities.........................................   22,351     80,329
Minority Interest Third Party.............................    5,000      3,050
Shareholders' Equity (Consolidated Statement of
 Shareholders' Equity)....................................  289,601    294,863
                                                           -------- ----------
    Total................................................. $764,068 $  780,784
                                                           ======== ==========

                See Notes to Consolidated Financial Statements.

                                EEX CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                  Year Ended December 31
                                               -------------------------------
                                                 2000       1999       1998
                                               ---------  ---------  ---------
                                                      (In thousands)
OPERATING ACTIVITIES:
  Net Income (Loss)........................... $   2,946  $ (87,797) $ (40,926)
  Impairment of producing oil and gas
   properties.................................    12,200     26,424     10,439
  Impairment of undeveloped leasehold.........     7,606      2,907      1,936
  Dry hole cost...............................     3,872     50,770     18,326
  Depletion, depreciation and amortization....    93,965     68,978    101,051
  Deferred income taxes (benefit).............     1,586      6,988     (9,397)
  Loss (Gain) on sales of property, plant and
   equipment..................................     7,230    (15,483)    (9,085)
  Other.......................................   (13,001)    16,513        547
  Changes in current operating assets and
   liabilities:
    Accounts receivable.......................   (29,291)    21,031     15,395
    Other current assets......................    (8,364)       785     (2,695)
    Restricted cash...........................       --      (5,000)       --
    Accounts payable..........................     3,229     11,235    (57,187)
    Other current liabilities.................     3,413     (2,610)    (4,841)
                                               ---------  ---------  ---------
      Net cash flows provided by operating
       activities.............................    85,391     94,741     23,563
                                               ---------  ---------  ---------
INVESTING ACTIVITIES:
  Additions of property, plant and equipment..  (181,220)  (169,061)  (165,820)
  Tesoro acquisition, net.....................       --    (212,086)       --
  Proceeds from dispositions of property,
   plant and equipment........................    64,420     19,081    298,373
  Other (changes in accruals).................     1,252     19,614     (5,901)
                                               ---------  ---------  ---------
      Net cash flows (used in) provided by
       investing activities...................  (115,548)  (342,452)   126,652
                                               ---------  ---------  ---------
FINANCING ACTIVITIES:
  Issuance of preferred stock and common stock
   warrants...................................       --     150,000        --
  Borrowings under bank revolving credit
   agreement..................................   214,000    235,000    175,000
  Repayment of borrowings under bank revolving
   credit agreement...........................  (139,000)  (235,000)  (200,000)
  Borrowings under short-term financing
   agreement..................................    45,000      2,000    171,264
  Repayment of borrowings under short-term
   financing agreement........................   (45,000)    (2,000)  (176,264)
  Deliveries under the gas sales obligation...   (21,510)   105,000        --
  Minority interest third party...............     1,950      3,050        --
  Redemption of minority interests in
   preferred securities of subsidiary                --         --    (100,000)
  Payments of capital lease obligations.......   (16,810)   (10,874)    (8,417)
  Purchase of treasury stock..................    (3,735)       --         --
                                               ---------  ---------  ---------
      Net cash flows provided by (used in)
       financing activities...................    34,895    247,176   (138,417)
                                               ---------  ---------  ---------
Net Increase (Decrease) in Cash and Cash
 Equivalents..................................     4,738       (535)    11,798
Cash and Cash Equivalents at Beginning of
 Year.........................................    15,053     15,588      3,790
                                               ---------  ---------  ---------
Cash and Cash Equivalents at End of Year...... $  19,791  $  15,053  $  15,588
                                               =========  =========  =========
Non-Cash Items:
  Conversion of forward purchase facilities to
   treasury stock............................. $   5,000  $     --   $     --

                See Notes to Consolidated Financial Statements.

                                EEX CORPORATION

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                   Year Ended December 31
                                                -------------------------------
                                                  2000       1999       1998
                                                ---------  ---------  ---------
                                                       (In thousands)
Common Stock, authorized 150 million shares:
  Balance at beginning of year................  $     424  $     424  $   1,271
  Issued for stock plans (558 and 103
   shares)....................................          5        --           1
  One-for-three reverse split at par value
   (84,775 share reduction)...................        --         --        (848)
                                                ---------  ---------  ---------
  Balance at end of year (Outstanding shares:
   42,256, 42,483, and 42,387)................        429        424        424
                                                ---------  ---------  ---------
Preferred Stock, authorized 10 million shares:
  Balance at beginning of year................         16        --         --
  Issued 1.5 million shares, $0.01 par value..        --          15        --
  Dividend payment............................          2          1        --
                                                ---------  ---------  ---------
  Balance at end of year (1.8 and 1.6 million
   shares)....................................         18         16        --
                                                ---------  ---------  ---------
Paid in Capital:
  Balance at beginning of year................    729,925    569,268    570,493
  Excess of proceeds over par value of common
   stock issued for stock plans...............        --         --         871
  Market valuation adjustments of restricted
   stock......................................      1,531        302     (2,944)
  One-for-three reverse common stock split....        --         --         848
  Issuance of preferred stock.................        --     149,985        --
  Dividends on preferred stock................     13,362     12,117        --
  Stock issue costs...........................        (36)    (1,747)       --
                                                ---------  ---------  ---------
  Balance at end of year......................    744,782    729,925    569,268
                                                ---------  ---------  ---------
Retained Earnings (Deficit):
  Balance at beginning of year................   (434,748)  (334,698)  (293,772)
  Termination of phantom stock plan...........        --        (129)       --
  Issue common stock from treasury stock......        --          (7)       --
  Net (Loss) Applicable to common
   shareholders...............................    (10,418)   (99,914)   (40,926)
                                                ---------  ---------  ---------
  Balance at end of year......................   (445,166)  (434,748)  (334,698)
                                                ---------  ---------  ---------
Unamortized Restricted Stock Compensation:
  Balance at beginning of year................       (443)      (206)    (2,877)
  Grants (670, 98, and 50 shares).............     (1,963)      (597)    (1,195)
  Cancellations (112, 18, and 10 shares)......        169         21          4
  Amortization................................      1,170        143      1,032
  Market value adjustments....................        --         196      2,830
                                                ---------  ---------  ---------
  Balance at end of year......................     (1,067)      (443)      (206)
                                                ---------  ---------  ---------
Unearned Compensation:
  Balance at beginning of year................        --         --         --
  Replacement awards from options settled and
   restricted stock issued....................       (349)       --         --
                                                ---------  ---------  ---------
  Balance at end of year......................       (349)       --         --
                                                ---------  ---------  ---------
Treasury Stock:
  Balance at beginning of year................       (311)      (488)      (452)
  Issuance of shares for restricted stock
   awards (47 shares).........................        --         --         452
  Cancellations of restricted stock grants (10
   shares)....................................        --         --         (90)
  Termination of phantom stock plan; issued
   common stock (8 shares)....................        --         170        --
  Issue common stock from treasury stock......        --           7        --
  Purchase of shares--forward purchase
   facilities (797 shares)....................     (8,723)       --         --
  Purchase of restricted stock shares for
   payroll taxes (3 shares)...................        (12)       --         --
  Repurchase of outstanding shares (55
   shares)....................................        --         --        (398)
                                                ---------  ---------  ---------
  Balance at end of year (808, 14, and 22
   shares)....................................     (9,046)      (311)      (488)
                                                ---------  ---------  ---------
Shareholders' Equity..........................  $ 289,601  $ 294,863  $ 234,300
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

   On December 19, 1997, a special meeting of shareholders changed the name of the Company to EEX Corporation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The consolidated financial statements are presented in accordance with United States accounting principles. The consolidated financial statements include the accounts of EEX and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The preparation of financial statements requires the use of estimates and assumptions by management, many of which may significantly affect financial results. Future outcomes could differ from those estimates and assumptions and materially affect reported financial results. Certain items in prior periods have been reclassified to be consistent with the current presentation.

   Net Income (Loss) Applicable to Common Shareholders Per Share--Basic net income (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is based on the weighted average number of common shares and all dilutive potential common shares outstanding during the period.

   Oil and Gas Properties--The successful efforts method of accounting is used for oil and gas operations. Under the successful efforts method of accounting, lease acquisition costs are capitalized when incurred. Significant unproved properties are reviewed periodically on a property-by-property basis to determine if there has been an impairment in value, with such impairment charged to expense. All other unproved properties are aggregated and a portion of the costs estimated to be non-productive, based on historical experience, is amortized over the average life of the leases. Geologic and geophysical costs and the costs of carrying and retaining undeveloped properties are expensed as incurred. Exploratory drilling costs are initially capitalized when incurred, but charged to expense if the well is deemed commercially unsuccessful.

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

   Stock Based Employee Compensation--Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," (SFAS 123) encourages, but does not require companies to record compensation cost for stock based employee compensation plans at fair value. In accordance with the SFAS 123, EEX has elected to continue to account for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of EEX's stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation cost for restricted stock awards is based on the quoted market price of EEX's stock on the date the award becomes vested (See Note 13). Certain stock options were repriced effective July 1, 2000 in connection with the Company's implementation of "Interpretation 44."

   Cash and Cash Equivalents--Cash and cash equivalents include highly liquid investments with maturities of three months or less when purchased. In addition, during 1999 and early 2000, EEX classified as restricted cash, the collateral deposit required by contractual commitment under a forward purchase facility (See Note 4).

   Revenue Recognition and Gas Imbalances--The Company follows the sales method of accounting for revenue recognition and gas imbalances, which recognizes over and under lifts of gas when sold, to the extent sufficient gas reserves or balancing agreements are in place. Gas sales volumes are not significantly different from the Company's share of production.

3. MAJOR CUSTOMERS

   The Company sold oil and gas production representing more than 10% of its oil and gas revenues for the year ended December 31, 2000, to Shell Oil Company (15%) and PG&E Texas Industrial Energy L.P. (11%); for the year ended December 31, 1999, to Shell Oil Company (30%); and for the year ended December 31, 1998, to Shell Oil Company (13%). Because alternative purchasers of oil and gas are readily available, the Company believes that the loss of any of its purchasers would not have a material adverse effect on the financial results of the Company.

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

                                EEX CORPORATION

   Early in 1998, EEX entered into two forward purchase facilities to repurchase shares of its common stock. EEX initiated several transactions under these facilities, which allow for settlement, at EEX's option, by paying cash in exchange for physical delivery of the shares to EEX, or on a net basis in either shares of EEX common stock or in cash. As of the end of August 2000, EEX settled these two transactions by paying $8.7 million, of which $7.6 million ($5 million in 1999 and $2.6 million in 2000) was previously deposited and classified as restricted cash, for physical delivery of 796,532 shares to EEX. These shares are recorded as treasury shares in the Consolidated Balance Sheet.

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

                                EEX CORPORATION

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

   EEX paid in-kind dividends on the Preferred Stock as follows:

                                         Amount of Dividends Number of Preferred
   Year                                     (In millions)       Shares Issued
   ----                                  ------------------- -------------------
   2000.................................        $13.4              133,636
   1999.................................        $12.1              121,173

6. TESORO ACQUISITION

   In December 1999, the Company acquired certain oil and gas properties and pipeline assets by purchasing stock and membership interests in corporations and limited liability companies. The Company acquired (i) all of the member interests in four limited liability companies which, together, owned all of the partnership interests of EEX E&P Company, L.P., "E&P L.P.", owner of the oil and gas assets ("Oil and Gas Interests"), and (ii) all of the issued and outstanding stock of two corporations which, together, owned all of the partnership interests in EEX Pipeline Company, L.P., which owns partnership interests in pipeline and gathering systems ("Pipeline Interests"). EEX closed the acquisition at a net cost of $219 million.

   EEX Operating LLC ("EEX Operating") acquired the Pipeline Interests. The Oil and Gas Interests were acquired by EEX Reserves Funding LLC ("ERF"), a limited liability company half-owned by subsidiaries of the Company, EEX Operating (49%) and EEX Capital, Inc. (1%), and half-owned by a third party. The Company has fully consolidated ERF, the limited liability companies owning E&P L.P. partnership interests, E&P L.P., EEX Natural Gas Company, EEX Gathering Company and EEX Pipeline Company, L.P. The third party's 50% equity interest in ERF is reflected in the balance sheet as Minority Interest.

   The Company entered into a call option to purchase the third party's equity interest in ERF for the lessor of $5 million or the fair market value of the third party's interest, provided that the fair market value shall not exceed the equity percentage represented by the third party's interest in the oil and gas reserves of E&P L.P. This call option is payable in either cash or common stock of EEX Corporation, or a combination of cash and EEX Corporation common stock, at the Company's option. The call option becomes exercisable when the forward sale described below terminates, and expires five years after it becomes exercisable.

   E&P L.P. entered into a $105 million forward sale agreement with a third party for approximately 50 billion cubic feet equivalent of production from E&P L.P. through December 2004 that was prepaid upon the close of the purchase transaction (See Note 10).

   At December 31, 2000, the Company has loaned $113 million to ERF. The loan is in the form of a subordinated convertible note that at the Company's option is convertible into ERF units. The note does not require or permit any cash principal payment or any cash interest payment until all of E&P L.P.'s obligations under the Gas Sales Obligation have been satisfied in full. The convertible note will accrete in value at a rate of 11.5 % per annum, compounded quarterly, commencing on March 31, 2000. Beginning January 1, 2005, interest will accrue at a rate of 14.5% per annum and will be payable in cash quarterly commencing on March 1, 2005 until the principal amount is paid or made available for payment.

                                EEX CORPORATION

   The transaction described above has been accounted for using the purchase method of accounting and has been included in the EEX Consolidated Financial Statements since December 17, 1999.

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

   The process by which the Company assesses its oil and gas properties under SFAS 121 starts with a comparison of the carrying value of an asset to its estimated future undiscounted net cash flow ("Future Value"). These net cash flows are prepared by the Company. The reserves are audited by its independent petroleum consultant, Netherland, Sewell & Associates, Inc. This analysis uses a multi-year market based commodity price forecast in effect at year-end 2000. The initial prices used in this analysis for 2001 annual cash flows were $26.80 per barrel of oil and $9.52 per Million British Thermal Units of gas, except for contractually committed volumes. This analysis is generally prepared at a field level or field-group level. The fields or groups reflect the lowest level for which cash flows are reasonably and separately identifiable and for which the assets possess common operational infrastructure and geographic proximity.

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

   Based upon the resulting fair value at June 30, 2000, the carrying value of the Mudi Field was reduced and a pre-tax charge of $12 million for impairment was recorded for oil and gas properties located in the International business segment, primarily due to a decrease in planned production rates and the impact of higher commodity prices under the production sharing agreement.

8. SUPPLEMENTAL CASH FLOW INFORMATION

   Cash paid for interest, net of amounts capitalized, was $33 million in 2000, $12 million in 1999 and $19 million in 1998. Net cash income taxes were $2.4 million in 1998 and refunds of $0.1 million in 1999.

   On December 17, 1999, EEX closed the Tesoro acquisition at a net cost of $215 million. The purchase price was adjusted for estimated working capital changes between the effective date and the closing date. The timing of these working capital balances resulted in an adjusted cash purchase price of $212 million as of December 31, 1999. This amount is reflected in the Consolidated Statement of Cash Flows as the Tesoro acquisition, net. In 2000, the Company made final settlement of the purchase price with Tesoro.

   In October 1998, EEX exchanged substantially all of its properties located in West Texas for properties in the Gulf of Mexico Shelf plus $9 million in cash consideration. The effective date for this exchange was

                                EEX CORPORATION

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

   In December 1998, EEX agreed to exchange its operated oil and gas producing properties in Louisiana plus cash compensation of approximately $7 million for interests in the East Cameron Block 349/350 field. This exchange was completed on January 21, 1999. No gain or loss was recognized as a result of the exchange of interests in accordance with Statement of Financial Accounting Standards No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies."

9. BORROWINGS AND CREDIT AGREEMENTS

   EEX has a $350 million revolving credit line with a group of banks that matures on June 27, 2002, of which $75 million was outstanding at December 31, 2000. The revolving credit agreement limits, at all times, total debt, as defined, to the lesser of 60% of capitalization, as defined, or $1 billion, and prohibits liens on property except under certain circumstances. The interest rate ranges from the London Inter-Bank Offered Rate (LIBOR) plus 0.55% to 1.30% per annum, plus a facility fee of 0.20% to 0.45% per annum, depending upon the capitalization ratio. A portion of the funds available under the revolving credit line may be borrowed on a short-term basis at current money market rates.

   The following is a calculation of the debt to capital ratio as defined in the revolving credit agreement (in thousands):

                                                       Year Ended December 31
                                                       ------------------------
                                                          2000         1999
                                                       -----------  -----------
   Bank revolving credit agreement.................... $    75,000  $       --
   Short-term borrowings..............................         --           --
   Capital lease obligations..........................     205,634      222,444
   Operating lease obligations........................       4,413        5,388
                                                       -----------  -----------
     Total Consolidated Debt.......................... $   285,047  $   227,832
   Consolidated Net Worth.............................     289,601      294,863
                                                       -----------  -----------
     Total Consolidated Debt and Net Worth............ $   574,648  $   522,695
                                                       ===========  ===========
     Maximum permitted Debt to Capital Ratio..........          60%          60%
     Debt to Capital Ratio............................          50%          44%

   The following is a summary of interest and other financing costs (in thousands):

                                                         2000    1999    1998
                                                        ------- ------- -------
   Interest costs incurred............................. $33,586 $17,686 $18,987
   Interest capitalized................................     --      --      --
                                                        ------- ------- -------
   Interest charged to expense......................... $33,586 $17,686 $18,987
                                                        ======= ======= =======

                                EEX CORPORATION

10. GAS SALES OBLIGATION

   In December 1999, E&P L.P. entered into a $105 million forward sale agreement with a third party for approximately 50 billion cubic feet equivalent of production from E&P L.P. through December 2004 that was prepaid upon the close of the purchase transaction. The third party receives an adjusted index price monthly for the committed volume. In the event production is not delivered, the obligation will be settled with a cash payment from E&P L.P. The third party also has a lien on the E&P L.P. oil and gas properties as security in the event the committed volumes are not delivered or cash payment is not made. The forward sale agreement also enables E&P L.P. to act as the third party's marketing agent to market the committed production. E&P L.P., at its discretion, may terminate the prepayment obligation by paying the third party a predetermined amount plus make-whole of the hedges assumed by the purchaser in the agreement. The prepayment has been recorded as a Gas Sales Obligation in the Consolidated Balance Sheet. Payments under this obligation will be amortized on the interest method through final pay out. Payments made during the year 2000 related to this obligation were $21.5 million. This obligation is not debt for purposes of determining the debt to capital ratio under the bank revolving credit agreement described in Note 9 above. During 2000, the Company delivered approximately 13 Bcf of gas at an average realized price of approximately $2.51 per Mcf.

11. LEASE COMMITMENTS

   In December 1996, the Cooper Project equipment and facilities were refinanced through certain financial institutions. EEX simultaneously entered into two leases of the facilities extending through December 30, 2010, with the option to renew the leases, with the consent of the lessors, for up to five years. For accounting purposes, these leases are classified as capital leases. The Company has the option to purchase the facilities for fair market value on any renewal date, or for fixed amounts or fair market value at the end of the initial lease term. The leases also contain two early buy-out options in January 2003 and 2006, on which the Company may purchase the facilities for $185 million and $133 million, respectively, and other fixed purchase options. The first purchase option occurs July 2001, at the greater of $205 million or fair market value. A termination of the lease at times other than those fixed for early buy-out or purchase options requires the payment of a termination payment computed under the lease, including potential make-whole penalties. Interest on the leases was fixed at 6.43%. The equipment and facilities may not be removed from U.S. waters under the lease provisions. At December 31, 2000, EEX was required to maintain a $70 million letter of credit in support of the equity owners of the leased facilities. The commitment fee incurred associated with the letters of credit totaled $1.0 million, $0.8 million and $0.2 million in 2000, 1999 and 1998, respectively.

   The equipment and facilities that were used in developing and producing reserves in the Mississippi Canyon Block 441 were leased under a lease classified as a capital lease. EEX exercised an option, and purchased the facilities in July 2000.

   Amortization of assets recorded under capital leases is included in depletion, depreciation and amortization expense.

   EEX also leases buildings and office space under noncancellable operating leases that expire at various dates through December 2005.

                                EEX CORPORATION

   Estimated future minimum payments under noncancellable operating and capital leases with initial or remaining terms of one year or more at December 31, 2000 are as follows (in thousands):

                                                             Operating Capital
                                                              Leases    Leases
                                                             --------- --------
   2001.....................................................  $1,910   $ 25,998
   2002.....................................................   1,992     26,000
   2003.....................................................     663     25,999
   2004.....................................................     408     25,999
   2005.....................................................     408     23,478
   Thereafter...............................................     --     135,229
                                                              ------   --------
     Total..................................................  $5,381   $262,703
                                                              ======
     Less interest factor...................................             57,069
                                                                       --------
     Capital lease obligations..............................           $205,634
                                                                       ========

   Assets recorded under capital leases, excluding any investment since lease inception, are as follows (in thousands):

                                                             2000      1999
                                                           --------  ---------
   Property and equipment................................. $228,844  $ 249,699
   Accumulated depreciation...............................  (98,553)  (112,802)
                                                           --------  ---------
     Total................................................ $130,291  $ 136,897
                                                           ========  =========

   Rental expenses incurred under all operating leases totaled $2.7 million, $1.8 million, and $2.4 million in 2000, 1999, and 1998, respectively.

12. MINORITY INTERESTS

   As described in Note 6, the third party's 50% equity interest in ERF is reflected in the Consolidated Balance Sheet as Minority Interest.

   In December 1999, the Company entered into a call option to purchase the third party's equity interest in ERF for the lesser of $5 million or the fair market value of the third party's interest, provided that the fair market value shall not exceed the equity percentage represented by the third party's interest in the oil and gas reserves of E&P L.P. Because of this call option, the third party's equity interest will not exceed $5 million, an amount reached during the third quarter of 2000. The call option is payable in either cash or common stock of EEX Corporation, or a combination of cash and EEX Corporation common stock, at the Company's option and is exercisable at any time after the termination of the forward sale between the third party and E&P L.P., but terminates five years after the date after the termination of the forward sale contract.

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

13. STOCK PLANS

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

   The following is a summary of stock option activity under the 1996 SIP:

                                                               Weighted Weighted
                                                               Average  Average
                                                    Number of  Exercise   Fair
                                                     Shares     Price    Value
                                                    ---------  -------- --------
   Options outstanding
     December 31, 1997.............................   950,333   $31.59
     Granted.......................................   130,000   $25.14   $10.02
     Exercised.....................................       --       --
     Canceled......................................   (59,667)  $28.50
                                                    ---------   ------
   Options outstanding
     December 31, 1998............................. 1,020,666   $31.02
     Granted.......................................    85,910   $ 6.56   $ 4.51
     Canceled......................................  (374,914)  $30.20
                                                    ---------   ------
   Options outstanding
     December 31, 1999.............................   731,662   $28.58
     Granted.......................................   718,600   $ 3.69   $ 2.70
     Canceled......................................  (682,468)  $27.91
                                                    ---------   ------
   Options outstanding
     December 31, 2000.............................   767,794   $ 5.88
                                                    =========   ======

   The following is a summary of 1996 SIP stock options outstanding at December 31, 2000:

                                                 Range of Exercise Prices
                                            ----------------------------------
                                            $3.53-$6.56 $29.25-$43.50  Total
                                            ----------- ------------- --------
   Options outstanding.....................   718,710       49,084     767,794
   Weighted average remaining contractual
    life, in years.........................         9            5           9
   Weighted average exercise price.........  $   4.05      $ 32.65    $   5.88
   Number exercisable......................    85,910       49,084     134,994
   Weighted average exercise price.........  $   6.56      $ 32.65    $  16.05

                                EEX CORPORATION

   A summary of restricted stock award activity follows:

                                                         Number of Shares
                                                     --------------------------
                                                       2000     1999     1998
                                                     --------  -------  -------
   Outstanding--Beginning of year...................  551,419  168,667  123,477
     Awarded........................................   10,900  399,343   53,000
     Restrictions lifted............................ (146,911)  (5,022)  (4,477)
     Canceled.......................................  (86,734) (11,569)  (3,333)
                                                     --------  -------  -------
   Outstanding--End of year.........................  328,674  551,419  168,667
                                                     ========  =======  =======

   The weighted average grant date fair value per share of restricted stock awarded during 2000, 1999 and 1998 was $5.15, $3.60 and $23.76, respectively. Fair value is equal to the common stock fair market value on the grant date.

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

   The following is a summary of basic stock option activity under the 1998
SIP:

                                                               Weighted Weighted
                                                               Average  Average
                                                    Number of  Exercise   Fair
                                                     Shares     Price    Value
                                                    ---------  -------- --------
   Options outstanding
     December 31, 1998.............................   325,733   $12.27
     Granted....................................... 1,376,867   $ 5.97   $4.11
     Canceled......................................  (205,823)  $ 7.37
                                                    ---------   ------
   Options outstanding
     December 31, 1999............................. 1,496,777   $ 7.15
     Granted.......................................   142,244   $ 2.87   $2.10
     Canceled......................................  (282,987)  $ 7.27
                                                    ---------   ------
   Options outstanding
     December 31, 2000............................. 1,356,034   $ 6.67
                                                    =========   ======

                                EEX CORPORATION

   The following is a summary of 1998 SIP stock options outstanding at December 31, 2000:

                                                 Range of Exercise Prices
                                           ------------------------------------
                                           $2.81-$6.00 $11.16-$15.47   Total
                                           ----------- ------------- ----------
   Options outstanding...................   1,142,442     213,592     1,356,034
   Weighted average remaining contractual
    life, in years.......................           8           8             8
   Weighted average exercise price.......  $     5.57    $  12.57    $     6.67
   Number exercisable....................     496,553     146,259       642,812
   Weighted average exercise price.......  $     5.07    $  12.53    $     6.77

   A summary of restricted stock award activity follows:

                                                             Number of Shares
                                                            --------------------
                                                             2000     1999  1998
                                                            -------  ------ ----
   Outstanding--Beginning of year..........................  68,400     --  --
     Awarded............................................... 238,568  68,400 --
     Restrictions lifted................................... (26,099)    --  --
     Canceled.............................................. (30,700)    --  --
                                                            -------  ------ ---
   Outstanding--End of year................................ 250,169  68,400 --
                                                            =======  ====== ===

   The weighted average grant date fair value per share of restricted stock awarded during 2000 and 1999 was $2.75 and $2.81, respectively. Fair value is equal to the common stock fair market value on the grant date.

   In 1997, the Company adopted the 1997 Non-Officer Stock Option Plan ("1997 SOP") for eligible employees and non-employees. Stock options granted to purchase shares of EEX common stock have an exercise price of not less than the fair market value of the common stock on the grant date. In 1999, the 1997 SOP was amended to include restricted stock awards. EEX has reserved a total of 0.5 million shares for issuance under the 1997 SOP. Options become exercisable over three years and expire after ten years.

   A summary of stock option activity under the 1997 SOP follows:

                                                               Weighted Weighted
                                                      Number   Average  Average
                                                        of     Exercise   Fair
                                                      Shares    Price    Value
                                                     --------  -------- --------
   Options outstanding
     December 31, 1997..............................  121,667   $30.48
     Granted........................................   25,333   $11.37   $4.44
     Canceled.......................................   (1,667)  $32.25
                                                     --------   ------
   Options outstanding
     December 31, 1998..............................  145,333   $27.15
     Granted........................................  248,200   $ 2.86   $1.96
     Canceled....................................... (129,199)  $26.99
                                                     --------   ------
   Options outstanding
     December 31, 1999..............................  264,334   $ 4.39
     Granted........................................    8,500   $ 3.35   $2.45
     Canceled.......................................  (10,967)  $10.75
                                                     --------   ------
   Options outstanding
     December 31, 2000..............................  261,867   $ 4.11
                                                     ========   ======

                                EEX CORPORATION

   The following is a summary of 1997 SOP stock options outstanding at December 31, 2000:

                                                    Range of Exercise Prices
                                                  ----------------------------
                                                  $2.72-$6.44 $32.25   Total
                                                  ----------- ------- --------
   Options outstanding...........................   250,200    11,667  261,867
   Weighted average remaining contractual life,
    in years.....................................         9         6        9
   Weighted average exercise price...............  $   2.80   $ 32.25 $   4.11
   Number exercisable............................    78,408    11,667   90,075
   Weighted average exercise price...............  $   2.76   $ 32.25 $   6.58

   A summary of restricted stock award activity follows:

                                                              Number of Shares
                                                              ------------------
                                                               2000    1999 1998
                                                              -------  ---- ----
   Outstanding--Beginning of year............................     --   --   --
     Awarded.................................................  50,000  --   --
     Restrictions lifted..................................... (25,000) --   --
     Canceled................................................     --   --   --
                                                              -------  ---  ---
   Outstanding--End of year..................................  25,000  --   --
                                                              =======  ===  ===

   The weighted average grant date fair value per share of restricted stock awarded during 2000 was $2.81. Fair value is equal to the common stock fair market value on the grant date.

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

   A summary of stock option activity under the 1996 SOP follows:

                                                                Weighted Weighted
                                                                Average  Average
                                                     Number of  Exercise   Fair
                                                      Shares     Price    Value
                                                     ---------  -------- --------
   Options outstanding
     December 31, 1997..............................  324,593    $30.48
     Granted........................................  207,033    $25.62   $10.20
     Canceled....................................... (110,650)   $32.19
                                                     --------    ------
   Options outstanding
     December 31, 1998..............................  420,976    $27.63
     Granted........................................      --        --       --
     Canceled....................................... (368,938)   $27.42
                                                     --------    ------
   Options outstanding
     December 31, 1999..............................   52,038    $28.37
     Granted........................................      --        --       --
     Canceled.......................................  (28,575)   $26.64
                                                     --------    ------
   Options outstanding
     December 31, 2000..............................   23,463    $30.48
                                                     ========    ======

                                EEX CORPORATION

   The following is a summary of stock options outstanding under the 1996 SOP at December 31, 2000:

                                                 Range of Exercise Prices
                                            ----------------------------------
                                            $9.19-$14.16 $27.00-$33.00  Total
                                            ------------ ------------- -------
   Options outstanding.....................     1,217        22,246     23,463
   Weighted average remaining contractual
    life, in years.........................         8             6          6
   Weighted average exercise price.........    $11.16       $ 31.54    $ 30.48
   Number exercisable......................       --         21,913     21,913
   Weighted average exercise price.........    $  --        $ 31.60    $ 31.60

   Total compensation cost recognized in income for 2000, 1999 and 1998 for stock based employee compensation awards was immaterial. Had compensation cost for the Company's plans been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                 2000      1999       1998
                                               --------  ---------  --------
   Net (Loss) Applicable to Common
    Shareholders
     As reported.............................. $(10,418) $ (99,914) $(40,926)
     Pro forma................................ $(12,676) $(104,555) $(44,252)
   Basic and Diluted Net (Loss) Per Share
     As reported.............................. $  (0.25) $   (2.37) $  (0.97)
     Pro forma................................ $  (0.30) $   (2.48) $  (1.05)

   The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts as additional awards in future years are anticipated.

   Fair value of options was calculated by using the Black Scholes options pricing model using the following weighted average assumptions:

                                                               2000  1999  1998
                                                               ----  ----  ----
   Risk free interest rate.................................... 6.25% 6.10% 5.36%
   Expected volatility........................................   56%   49%   42%
   Expected dividend yield.................................... None  None  None

14. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

   The Company's operations involve managing market risks related to changes in interest rates and commodity prices. Derivative financial instruments, specifically swaps, futures, options and other contracts, are used to reduce and manage those risks.

   Commodity Hedging Activities--The Company addresses market risk by selecting instruments whose value fluctuations correlate strongly with the underlying commodity being hedged. The Company enters into swaps, options, collars and other derivative contracts to hedge the price risks associated with a portion of anticipated future oil and gas production. While the use of hedging arrangements limits the downside risk of adverse price movements, it may also limit future gains from favorable movements. Under these agreements, payments are received or made based on the differential between a fixed and a variable product price. These agreements are settled in cash at expiration or exchanged for physical delivery contracts. The Company does not obtain collateral to support the agreements but monitors the financial viability of counter-parties and believes its credit risk is minimal on these transactions. In the event of nonperformance, the Company would be exposed to price risk.

                                EEX CORPORATION

The Company has some risk of accounting loss since the price received for the product at the actual physical delivery point may differ from the prevailing price at the delivery point required for settlement of the hedging transaction.

   Oil and gas hedging activities decreased 2000 revenues by $20.3 million and 1999 revenues by $1.9 million and increased 1998 revenues by $7.5 million.

   At December 31, 2000, EEX had outstanding natural gas swaps that were entered into as hedges extending through March 31, 2001 to exchange payments on 383 BBtu of natural gas. At December 31, 2000, the weighted average strike price and market price per MMBtu of natural gas was $2.754 and $8.977, respectively. At December 31, 2000 there were $2.4 million of net unrealized and unrecognized hedging losses based on the difference between the average strike price and the New York Mercantile Exchange futures price for the applicable trading month.

   At December 31, 2000, EEX had outstanding natural gas collars that were entered into as hedges extending through June 30, 2002 to exchange payments on 11 Bcf of natural gas. At December 31, 2000, the weighted average floor and ceiling strike price and market price per MMBtu of natural gas was $3.045, $4.558 and $6.308, respectively. At December 31, 2000, there were $17.4 million of net unrealized and unrecognized hedging losses based on the difference between the strike price and the New York Mercantile Exchange futures price for the applicable trading month.

   Fair Value of Financial Instruments--At December 31, 2000, the estimated payment the Company would have made to terminate or otherwise settle all open gas hedging activities was approximately $20 million, which represented their estimated fair value.

15. INCOME TAXES

   Provision (Benefit) for Income Taxes (in thousands):

                                                         2000   1999    1998
                                                        ------ ------  -------
   Current:
     Federal........................................... $  --  $  --   $   741
     Foreign...........................................    --    (317)   2,432
     State.............................................    --     220    1,227
                                                        ------ ------  -------
       Total...........................................    --     (97)   4,400
   Deferred--Federal...................................  1,586  6,988   (9,397)
                                                        ------ ------  -------
       Total provision (benefit)....................... $1,586 $6,891  $(4,997)
                                                        ====== ======  =======

                                EEX CORPORATION

   Reconciliation of Income Taxes (Benefit) computed at the Federal Statutory Rate to Provision for Income Taxes (Benefit):

Income (Loss) before income taxes:
  Domestic...................................... $ 8,570  $(100,998) $(35,135)
  Foreign.......................................  (4,039)    20,092    (4,256)
                                                 -------  ---------  --------
    Total....................................... $ 4,531  $ (80,906) $(39,391)
                                                 =======  =========  ========
Income taxes (benefit) computed at the federal
 statutory rate of 35%.......................... $ 1,586  $ (28,317) $(13,787)
  Percentage depletion..........................     --         --        --
  Foreign taxes.................................     --        (317)    2,432
  State taxes...................................     --         220     1,227
  Valuation allowance on deferred tax asset.....     (88)    35,294     5,410
  Other--net....................................      88         11      (279)
                                                 -------  ---------  --------
    Provision for income taxes (benefit)........ $ 1,586  $   6,891  $ (4,997)
                                                 =======  =========  ========

   The deferred tax effect of the difference in financial accounting basis and income tax basis of EEX's assets and liabilities at December 31, 2000 and 1999 is as follows (in thousands):

                                     2000                           1999
                         -----------------------------  -----------------------------
                           Total    Current Noncurrent    Total    Current Noncurrent
                         ---------  ------- ----------  ---------  ------- ----------
Deferred Tax Assets
 (Liabilities):
  Property, plant and
   equipment............ $  14,667  $  --   $  14,667   $  61,306   $ --   $  61,306
  Employee benefit
   obligations..........     1,399     --       1,399       1,388     --       1,388
  Accruals and
   allowances...........     3,071   2,206        865       2,276     829      1,447
  Foreign corporations..       409     --         409      (1,005)    --      (1,005)
  Net operating loss....   104,592     --     104,592      61,847     --      61,847
  Valuation allowance...  (102,086)    --    (102,086)   (102,174)    --    (102,174)
                         ---------  ------  ---------   ---------   -----  ---------
    Net deferred tax
     asset.............. $  22,052  $2,206  $  19,846   $  23,638   $ 829  $  22,809
                         =========  ======  =========   =========   =====  =========

--------
Note:The current portion is included in other current assets in the consolidated balance sheets.

   The Company maintains a valuation allowance to reduce the calculated deferred tax asset to net realizable value in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109). In 2000, EEX decreased the deferred tax asset by $2 million in recognition of the tax effect of book income before taxes. The realization of the remaining deferred tax asset is based on expected future earnings and tax planning strategies which include potential sales of assets with fair market values in excess of book and tax cost bases. Although the Company has incurred net taxable losses for book purposes in prior years, management believes it is more likely than not that the Company will generate taxable income sufficient to realize a portion of the tax benefits associated with selected assets. Due to the uncertainty of future income estimates, the additional anticipated earnings benefit from further realization of the additional tax basis has not been fully recognized at this time and is included in the valuation allowance of $102 million at December 31, 2000 for the Company's deferred tax asset.

   As of December 31, 2000, the Company had approximately $299 million of U.S. net operating loss carryforwards ("NOLs"). The NOLs have expiration dates ranging from 2003 through 2020.

                                EEX CORPORATION

16. EMPLOYEE BENEFIT PLANS

   Most of the Company's employees participate in a noncontributory defined benefit pension plan. Accrued retirement costs are funded based upon applicable requirements of federal law and deductibility for federal income tax purposes. Employees hired prior to July 1, 1989 are eligible for medical benefits when they retire. Medical benefits are not funded in advance.

   Prior to ENSERCH's August 5, 1997 distribution of EEI stock to ENSERCH shareholders (see Note 1), EEX's cost for pension and retiree medical benefits was based on allocations from ENSERCH plans. An agreement providing for the spin-off of the pension assets was subject to a dispute over the definition of those employees and retirees who should be included in the EEX plan. This dispute was resolved in January 2001. While the dispute was pending, the assets remained in trust with ENSERCH's successor. Therefore, in 1999 and 2000, EEX's costs for these benefit plans were based on EEX's allocated pension plan assets, employees and retirees based upon information provided by ENSERCH's successor. EEX's share of the ENSERCH pension plan assets and liabilities for accrued benefits have been estimated by EEX based upon information supplied by ENSERCH's successor. It is expected that the allocated pension plan assets will be transferred to EEX's plan that provides substantially the same benefits as provided by the ENSERCH plan. The assets are held in a trust account with investments consisting primarily of domestic equities and fixed income funds. For pension benefits, the "benefit obligation" is the projected benefit obligation. For post-retirement benefits, the "benefit obligation" is the accumulated post-retirement benefit obligation.

   Employee Benefit Plan Disclosures (in thousands):

                                                              Post-Retirement
                                          Pension Benefits       Benefits
                                          ------------------  ----------------
                                            2000      1999     2000     1999
                                          --------  --------  -------  -------
Assumptions as of December 31:
 Discount rate used in determining
  benefit obligation.....................     7.75%     7.75%    7.75%    7.75%
 Expected return on Plan assets..........     9.00%     9.00%
 Rate of compensation increases..........     4.00%     4.00%
Changes in Benefit Obligation:
 Benefit obligation as of beginning of
  period................................. $(19,487) $(19,173) $(7,003) $(8,949)
 Service cost............................     (486)     (634)      (3)      (7)
 Interest cost...........................   (1,521)   (1,426)    (500)    (496)
 Actuarial liability gain (loss).........     (668)      832      277    2,220
 Participants contribution...............       --       --      (166)    (165)
 Benefits paid...........................      828       914      964      394
                                          --------  --------  -------  -------
   Benefit obligation as of December 31.. $(21,334) $(19,487) $(6,431) $(7,003)
                                          ========  ========  =======  =======
Change in Plan Assets:
 Fair value of Plan assets as of
  beginning of period.................... $ 17,698  $ 11,820
 Actual return on assets.................      368       894
 Employer contributions..................      --      5,770
 Benefits paid...........................     (706)     (786)
                                          --------  --------
   Fair value of Plan assets as of
    December 31.......................... $ 17,360  $ 17,698
                                          ========  ========
Reconciliation of Funded Status:
 Funded status........................... $ (3,973) $ (1,788) $(6,431) $(7,003)
 Unrecognized net obligation.............      --        --     3,209    3,482
 Unrecognized actuarial (gain)...........     (195)   (2,071)    (379)    (102)
                                          --------  --------  -------  -------
   Accrued benefit cost as of December
    31................................... $ (4,168) $ (3,859) $(3,601) $(3,623)
                                          ========  ========  =======  =======
Components of Net Periodic Benefit Cost:
 Service cost--benefits earned during
  the period............................. $    486  $    634  $     3  $     7
 Interest cost on projected benefit
  obligation.............................    1,521     1,426      500      496
 Expected return on assets...............   (1,581)   (1,181)     --       --
 Amortization--net obligation............      --        --       273      273
 Amortization--unrecognized loss.........        4        11      --       --
                                          --------  --------  -------  -------
   Net periodic benefit cost............. $    430  $    890  $   776  $   776
                                          ========  ========  =======  =======

                                EEX CORPORATION

   For measurement purposes, a 5.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000. The rate is assumed to remain at that level thereafter.

   Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects (in thousands):

                                                  1-Percentage   1-Percentage
                                                 Point Increase Point Decrease
                                                 -------------- --------------
   Effect on total of service and interest cost
    for 2000....................................      $ 37          $ (32)
   Effect on year-end 2000 post-retirement
    benefit obligation..........................      $511          $(445)

   Investment Plan--At December 31, 2000, EEX provided a defined contribution pension plan which permits pre-tax employee contributions and was available to substantially all employees of the Company. The Company's share of costs under the plan was $0.2 million, $0.2 million, and $0.3 million in 2000, 1999 and 1998, respectively. The Company matches up to 60% of the first 6% of employee contributions.

17. COMMITMENTS AND CONTINGENCIES

   EEX is involved in a number of legal and administrative proceedings incident to the ordinary course of its business. In the opinion of management, based on the advice of counsel and current assessment, any liability to EEX relative to these ordinary course proceedings will not have a material adverse effect on EEX's operations or financial condition.

   The operations and financial position of EEX continue to be affected from time to time in varying degrees by domestic and foreign political developments as well as legislation and regulations pertaining to restrictions on oil and gas production, imports and exports, natural gas regulation, tax increases, environmental regulations and cancellation of contract rights. Both the likelihood and overall effect of such occurrences on the Company vary greatly and are not predictable.

   EEX has taken and will continue to take into account uncertainties and potential exposures in legal and administrative proceedings and in other areas when periodically establishing accounting reserves.

   In the fourth quarter of 1998, EEX signed a contract with a major drilling company to provide and operate an offshore drilling rig for use in Deepwater drilling activities. The contract covers a basic period of three years at an average operating day rate of approximately $130,000 and commenced in July 1999. As of December 31, 2000, approximately 546 days remained under the contract at a total cost of approximately $73 million ($48 million in 2001 and $25 million in 2002).

   As of December 31, 2000, the Company has a future volumetric delivery obligation of approximately 5 billion cubic feet of natural gas to Encogen One Partners, Ltd.

18. FIXED-PRICE PHYSICAL DELIVERIES

   In January 2001, EEX adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This accounting standard requires that EEX mark to market its hedge positions and report the result as an adjustment to shareholders' equity as other comprehensive income. To mitigate the result of implementation, EEX converted a portion of its existing swaps and collars into fixed-price physical delivery contracts. The contract volumes and prices are set out in the tables below.

                                EEX CORPORATION

   As of December 31, 2000, EEX had the following fixed-price physical deliveries from one onshore field:

                                                  Notional Amount Contract Price
                                                     (BBtu)(1)    (Per MMBtu)(2)
                                                  --------------- --------------
   April 2001--June 2001.........................        398          $2.319
   July 2001--September 2001.....................        414           2.329
   October 2001--December 2001...................        391           2.526
   January 2002--March 2002......................        439           2.575
   April 2002--June 2002.........................        445           2.351
   July 2002--September 2002.....................        455           2.349
   October 2002--December 2002...................        426           2.533
   January 2003--March 2003......................        290           2.604
   April 2003--June 2003.........................        315           2.380
   July 2003--September 2003.....................        311           2.376
   October 2003--December 2003...................        303           2.560
   January 2004--March 2004......................        315           2.640
   April 2004--June 2004.........................        310           2.416
   July 2004--September 2004.....................        335           2.412
   October 2004--December 2004...................        319           2.596
                                                       -----
     Total.......................................      5,466
                                                       =====

--------
(1) Billions of British Thermal Units.
(2) Millions of British Thermal Units.

   As of December 31, 2000, EEX agreed to sell to third parties specified volumes from several onshore fields at a specified minimum and maximum contract price set out in the table below. EEX agreed to buy back the specified volume at market price. The volumes and contract prices are set out in the table below.

                                                  Notional Amount Contract Price
                                                     (BBtu)(1)    (Per MMBtu)(2)
                                                  --------------- --------------
                                                                  Floor  Ceiling
                                                                  ------ -------
   January 2001--March 2001......................      1,350      $2.553 $3.309
   April 2001--June 2001.........................      1,820       2.346  2.877
   July 2001--September 2001.....................      1,840       2.341  2.875
   October 2001--December 2001...................      1,840       2.494  3.038
                                                       -----
     Total.......................................      6,850
                                                       =====

--------
(1) Billions of British Thermal Units.
(2) Millions of British Thermal Units.

                                EEX CORPORATION

19. OTHER INFORMATION

   Major accounts in certain line items of the Consolidated Balance Sheets are (in thousands):

                                                                 2000   1999
                                                                ------ -------
   Other current assets:
     Prepaid costs related to Mudi Field....................... $9,030 $ 5,941
     Deferred hedging loss.....................................  6,394     428
     Current portion of deferred income taxes..................  2,206     829
   Other non-current liabilities:
     Accrued liabilities for restoration, dismantlement and
      abandonment costs........................................ $  340 $42,756
     Advances from partners....................................  7,449  20,604
     Post-retirement benefits (FAS 106)........................  3,688   3,978
     Litigation reserve........................................  4,397   7,076
     Accrued pension plan......................................  4,202   4,003

20. NEW ACCOUNTING STANDARDS

   FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 2000, requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. EEX adopted this accounting standard as required on January 1, 2001. The effect of adoption on January 1, 2001 will result in a decrease to reported shareholders' equity of approximately $20 million.

   In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44 (Interpretation 44), "Accounting for Certain Transactions Involving Stock Compensation." Interpretation 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Interpretation 44 is effective July 1, 2000, with certain provisions effective retroactively to December 15, 1998 and January 12, 2000. The effect of the retroactive provisions of Interpretation 44 on the Company's financial statements was immaterial.

                                EEX CORPORATION

21. SEGMENT INFORMATION

   Segment information has been prepared in accordance with Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information. EEX has determined that its reportable segments are those that are based on the Company's method of internal reporting. EEX has four reportable segments, which are primarily in the business of natural gas and crude oil exploration and production: Deepwater Operations, Deepwater FPS/Pipelines, Onshore/Shelf and International. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. EEX's reportable segments are managed separately because of their geographic locations. Financial information by operating segment is presented below (in thousands):

                                    Deepwater
                          ------------------------------
                          Operations(a) FPS/Pipelines(b) Onshore/Shelf  International Other(c)   Total
                          ------------- ---------------- -------------  ------------- --------  --------
2000:
-----
Total Revenues..........    $    --         $    --        $220,621        $53,958    $(12,167) $262,412
Production and operating
 costs..................         --            1,245         24,312         13,655         --     39,212
Exploration costs.......       7,788             --          23,667          2,325         --     33,780
Depletion, depreciation
 and amortization.......         --            4,510         60,639         39,304       1,712   106,165
Other costs.............         --                1         11,696(d)         --       32,937    44,634
                            --------        --------       --------        -------    --------  --------
Operating Income
 (Loss).................      (7,788)         (5,756)       100,307         (1,326)    (46,816)   38,621
Interest Income.........         --              --             --             --        1,447     1,447
Interest and other
 financing costs........         --          (14,129)       (10,103)           --       (9,354)  (33,586)
                            --------        --------       --------        -------    --------  --------
Income (Loss) before
 income taxes...........    $ (7,788)       $(19,885)      $ 90,204        $(1,326)   $(54,723) $  6,482
                            ========        ========       ========        =======    ========  ========
Long-Lived Assets.......    $ 89,504        $146,092       $363,804        $35,691    $  4,457  $639,548
                            ========        ========       ========        =======    ========  ========
Additions to Long-Lived
 Assets.................    $ 41,208        $  6,450       $118,048        $14,432    $  1,082  $181,220
                            ========        ========       ========        =======    ========  ========
1999:
-----
Total Revenues..........    $    --         $    --        $116,118        $54,601    $  6,655  $177,374
Production and operating
 costs..................         --              --          23,241         16,097         --     39,338
Exploration costs.......      70,386             --          12,034          3,949         --     86,369
Depletion, depreciation
 and amortization.......         --            5,400         78,531         10,148       1,323    95,402
Other costs.............         --              --           5,366(d)         --       20,293    25,659
                            --------        --------       --------        -------    --------  --------
Operating Income
 (Loss).................     (70,386)         (5,400)        (3,054)        24,407     (14,961)  (69,394)
Interest Income.........         --              --             --             --        6,224     6,224
Interest and other
 financing costs........         --          (14,361)          (765)           --       (2,560)  (17,686)
                            --------        --------       --------        -------    --------  --------
Income (Loss) before
 income taxes...........    $(70,386)       $(19,761)      $ (3,819)       $24,407    $(11,297) $(80,856)
                            ========        ========       ========        =======    ========  ========
Long-Lived Assets.......    $ 47,782        $144,150       $432,015        $60,638    $  5,912  $690,497
                            ========        ========       ========        =======    ========  ========
Additions to Long-Lived
 Assets.................    $ 52,595        $ 15,533       $304,018        $14,797    $  1,331  $388,274
                            ========        ========       ========        =======    ========  ========
1998:
-----
Total Revenues..........    $    --         $    --        $167,668        $29,270    $ 22,114  $219,052
Production and operating
 costs..................         --              --          36,002         10,859         --     46,861
Exploration costs.......      19,581             --          13,542         12,021         --     45,144
Depletion, depreciation
 and amortization.......         --              --         101,925          8,421       1,144   111,490
Other costs.............         --              --          10,121(d)         --       26,433    36,554
                            --------        --------       --------        -------    --------  --------
Operating Income
 (Loss).................     (19,581)            --           6,078         (2,031)     (5,463)  (20,997)
Interest Income.........         --              --             --             --          593       593
Interest and other
 financing costs........         --              --         (15,222)           --       (3,765)  (18,987)
                            --------        --------       --------        -------    --------  --------
(Loss) before income
 taxes..................    $(19,581)       $    --        $ (9,144)       $(2,031)   $ (8,635) $(39,391)
                            ========        ========       ========        =======    ========  ========
Long-Lived Assets.......    $ 42,236        $    --        $346,975        $55,800    $  6,374  $451,385
                            ========        ========       ========        =======    ========  ========
Additions to Long-Lived
 Assets.................    $ 20,552        $    --        $ 88,940        $54,000    $  2,328  $165,820
                            ========        ========       ========        =======    ========  ========

--------
(a) In connection with the transition to independent status in 1997, the Company began managing its Gulf of Mexico activities in two major areas:
    Deepwater and Onshore/Shelf. The Company did not track this activity separately until 1998 when operations in this segment became significant. Prior to 1998, Deepwater activities were included in the Onshore/Shelf segment.
(b) In connection with the abandonment of the Cooper Field in 1999, the Company began managing the FPS/Pipelines separately. Prior to 1999, the operations of the FPS/Pipelines were considered assets committed to the Cooper Field and were included in the Onshore/Shelf segment.
(c) Includes primarily Cogeneration Plant Operations, General and Administrative, gains/loss on hedging and sale of assets.
(d) Includes taxes other than income.

                                EEX CORPORATION

22. SUPPLEMENTARY OIL AND GAS INFORMATION (UNAUDITED)

   Oil and Gas Producing Activities--The following tables set forth information relating to oil and gas producing activities of EEX. Reserve data for natural gas liquids attributable to leasehold interests owned by the Company are included in oil and condensate.

                                                             2000       1999
                                                           ---------  ---------
Capitalized Costs:
  Proved oil and gas properties........................... $ 646,934  $ 935,360
  Floating Production System and Pipelines................   242,817    232,908
  Unproved oil and gas properties.........................    65,512     91,097
  Accumulated depletion, depreciation and amortization....  (320,173)  (574,778)
                                                           ---------  ---------
    Total net capitalized cost............................ $ 635,090  $ 684,587
                                                           =========  =========

                                    2000             1999             1998
                              ---------------- ---------------- ----------------
                                        Non-             Non-             Non-
                                U.S.    U.S.     U.S.    U.S.     U.S.    U.S.
                              -------- ------- -------- ------- -------- -------
Costs Incurred:
Property acquisition costs:
  Proved..................... $ 28,688 $   --  $238,749 $ 4,523 $  7,990 $35,555
  Unproved...................    6,421      53    4,767     --    14,168     473
Exploration costs............   60,901   2,325   79,618   4,143   59,729   6,501
Development costs............   83,125  14,380   79,091  10,069   44,845   8,142
                              -------- ------- -------- ------- -------- -------
    Total.................... $179,135 $16,758 $402,225 $18,735 $126,732 $50,671
                              ======== ======= ======== ======= ======== =======

                                EEX CORPORATION

   The following information is required and defined by the Financial Accounting Standards Board. The disclosure does not represent the results of operations based on historical financial statements. The disclosure excludes interest expense, corporate overhead and gains and losses from hedging (in thousands).

                               2000              1999              1998
                         ----------------  ----------------- -----------------
                                   Non-               Non-              Non-
                           U.S.    U.S.      U.S.     U.S.     U.S.     U.S.
                         -------- -------  --------  ------- --------  -------
Results of Operations:
Revenues................ $218,486 $53,958  $116,118  $54,601 $167,668  $29,270
Less:
  Production costs(a)...   36,742  13,655    28,607   16,097   46,117   10,859
  Exploration costs.....   31,455   2,325    82,420    3,949   33,129   12,021
  Depletion,
   depreciation and
   amortization(b)......   64,389  39,304    83,931   10,148  101,925    8,421
  Income tax
   effects(c)...........   30,065     --        --     1,807      477      --
                         -------- -------  --------  ------- --------  -------
   Net producing
    activities.......... $ 55,835 $(1,326) $(78,840) $22,600 $(13,980) $(2,031)
                         ======== =======  ========  ======= ========  =======

--------
(a) Includes severance, ad valorem and production taxes.
(b) Includes pre-tax property impairment of $12 million, $26 million and $10 million in 2000, 1999 and 1998, respectively.
(c) Amount includes $35.3 million and $5.4 million for valuation allowance on deferred tax asset for 1999 and 1998, respectively.

   Oil and Gas Reserves--The following table of estimated proved and proved developed reserves of oil and gas has been prepared utilizing estimates of year-end reserve quantities provided and audited by Netherland, Sewell & Associates, Inc., independent petroleum consultants, for December 31, 2000, 1999 and 1998. Reserve estimates are inherently imprecise and estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, the reserve estimates are expected to change as additional performance data becomes available.

                                 Gas (MMcf)              Oil (MBbls)(a)
                          --------------------------  -----------------------
                           2000     1999      1998     2000    1999    1998
                          -------  -------  --------  ------  ------  -------
U.S. Reserves:
  At January 1........... 362,813  203,551   460,158   5,702   6,431   18,100
  Revisions of previous
   estimates.............  31,699  (10,658)  (13,129)   (212) (1,116)     847
  Extensions, discoveries
   and additions......... 115,931   11,804    38,458  11,760      40    1,145
  Purchases of minerals
   in place(b)...........     --   206,002    33,143     --    2,305    1,118
  Sales of minerals in
   place(c).............. (72,689)  (6,883) (257,169) (1,936)   (619) (11,340)
  Production............. (55,145) (41,003)  (57,910)   (877) (1,339)  (3,439)
                          -------  -------  --------  ------  ------  -------
  At December 31......... 382,609  362,813   203,551  14,437   5,702    6,431
                          =======  =======  ========  ======  ======  =======
Proved Developed
 Reserves:
  At January 1........... 309,424  191,985   425,773   4,592   6,299   16,882
  At December 31......... 306,760  309,424   191,985   2,795   4,592    6,299
Minority interest at
 12/31 total proved(d)... 102,301   86,319       --      599   1,043      --
Minority interest at
 12/31 proved
 developed(d)............  89,222   65,073       --      535     584      --

--------
(a) Includes natural gas liquids of 416 MBbls for 2000, 427 MBbls for 1999 and 561 MBbls for 1998.
(b) Includes reserves acquired through property exchanges of 1,118 MBbls and 33,143 MMcf for 1998.
(c) Includes reserves disposed of through property exchanges of 6,497 MBbls and 24,102 MMcf for 1998.
(d) Minority Interest amounts are included in the table above.

                                EEX CORPORATION

                                                             Oil (MBbls)
                                                         ----------------------
                                                          2000    1999    1998
                                                         ------  ------  ------
Non-U.S. Reserves:
  At January 1.......................................... 11,840  19,728   5,741
  Revisions of previous estimates.......................    752  (4,657)  5,877
  Extensions, discoveries and additions.................    --      --    4,733
  Purchases of minerals in place........................    --      --    5,741
  Sales of minerals in place............................    --      --      --
  Production............................................ (1,912) (3,231) (2,364)
                                                         ------  ------  ------
At December 31.......................................... 10,680  11,840  19,728
                                                         ======  ======  ======
Proved Developed Reserves:
  At January 1..........................................  9,896  15,831   4,767
  At December 31........................................  8,423   9,896  15,831


   Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserve Quantities--The following table has been prepared using estimated future production rates and associated production and development costs. Continuation of economic conditions existing at the balance sheet date was assumed. Accordingly, estimated future net cash flows were computed by applying prices and contracts in effect in December to estimated future production of proved oil and gas reserves, estimating future expenditures to develop proved reserves and estimating costs to produce the proved reserves based on average costs for the year. Prices used in the computations were: Gas (per Mcf) $9.52 in 2000, $2.08 in 1999 and $2.19 in 1998; Oil (per barrel)
$26.80 in 2000, $23.41 in 1999 and $9.50 in 1998, except for contractually committed volumes.

                                EEX CORPORATION

   Because reserve estimates are imprecise and changes in the other variables are unpredictable, the standardized measure should be interpreted as indicative of the order of magnitude only and not as precise amounts.

                                                        United
                                              Total     States    International
                                            ---------  ---------  -------------
Standardized Measure (in millions):
  2000
    Future cash inflows.................... $ 4,231.6  $ 3,967.8     $ 263.8
    Future production and development
     costs.................................  (1,130.0)    (935.2)     (194.8)
    Future income tax expense..............    (729.4)    (716.0)      (13.4)
                                            ---------  ---------     -------
    Future net cash flows..................   2,372.2    2,316.6        55.6
    10% annual discount....................  (1,088.9)  (1,079.8)       (9.1)
                                            ---------  ---------     -------
    Standardized measure of discounted
     future net cash flows................. $ 1,283.3  $ 1,236.8     $  46.5
                                            =========  =========     =======
    Minority interest (a).................. $   304.0  $   304.0     $   --
                                            =========  =========     =======
  1999
    Future cash inflows.................... $ 1,166.5  $   886.2     $ 280.3
    Future production and development
     costs.................................    (524.7)    (314.8)     (209.9)
    Future income tax expense                     --         --          --
                                            ---------  ---------     -------
    Future net cash flows..................     641.8      571.4        70.4
    10% annual discount....................    (205.5)    (197.9)       (7.6)
                                            ---------  ---------     -------
    Standardized measure of discounted
     future net cash flows................. $   436.3  $   373.5     $  62.8
                                            =========  =========     =======
    Minority interest (a).................. $    79.0  $    79.0     $   --
                                            =========  =========     =======
  1998
    Future cash inflows.................... $   706.1  $   498.0     $ 208.1
    Future production and development
     costs.................................    (325.1)    (191.3)     (133.8)
    Future income tax expense..............       --         --          --
                                            ---------  ---------     -------
    Future net cash flows..................     381.0      306.7        74.3
    10% annual discount....................    (105.1)     (88.4)      (16.7)
                                            ---------  ---------     -------
    Standardized measure of discounted
     future net cash flows................. $   275.9  $   218.3     $  57.6
                                            =========  =========     =======

--------
(a) Minority Interest amounts are included in the table above.

                                                      2000     1999     1998
                                                    --------  -------  -------
Changes in Standardized Measure (in millions):
  Sales and transfers of oil and gas produced, net
   of production costs............................. $ (222.7) $(126.0) $(139.9)
  Changes in prices, net of production and future
   development costs...............................  1,358.5     68.0   (149.3)
  Extensions, discoveries and improved recovery,
   less related costs..............................    447.7     16.4     58.3
  Purchases of minerals in place...................      --     181.6     70.2
  Revisions of previous quantity estimates.........     99.0     (1.0)    (4.9)
  Sales of minerals in place.......................   (498.4)    (6.9)  (258.7)
  Accretion of discount............................     43.6     27.6     61.9
  Net change in income taxes.......................   (380.7)     --      26.9
  Other............................................      --       0.7     (7.7)
                                                    --------  -------  -------
    Total.......................................... $  847.0  $ 160.4  $(343.2)
                                                    ========  =======  =======

                         QUARTERLY RESULTS (UNAUDITED)

   The results of operations of the Company by quarters are summarized below (in thousands, except per share data). In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been made.

                                                 Quarter Ended
                                   --------------------------------------------
                                   March 31  June 30   September 30 December 31
                                   --------  --------  ------------ -----------
2000:
  Revenues........................ $ 60,868  $ 62,279    $65,983     $ 73,282
  (Losses) on Property Sales......     (560)   (1,729)    (1,389)      (3,552)
  Impairment of Assets............      --     12,200        --           --
  Operating Income (Loss)(a)......   14,743    (4,209)    12,575       15,512
  Net Income (Loss) Applicable to
   Common Shareholders............      987   (16,187)    (1,702)       6,484
  Basic and Diluted Net Income
   (Loss) Per Share............... $   0.02  $  (0.38)   $ (0.04)    $   0.16
1999:
  Revenues........................ $ 39,555  $ 43,983    $50,087     $ 43,749
  Gain on Property Sales..........        4       507        747       14,225
  Impairment of Assets............      --        --         --       (26,424)
  Operating (Loss) Income (a).....  (12,007)  (26,985)     5,423      (35,825)
  Net (Loss) Applicable to Common
   Shareholders...................  (18,280)  (33,123)    (1,657)     (46,854)
  Basic and Diluted Net (Loss) Per
   Share.......................... $  (0.43) $  (0.79)   $ (0.04)    $  (1.11)

--------
(a) Operating Income (Loss) excluding interest and taxes.

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

    4.8 Form of Series C Warrant issued to Warburg, Pincus Equity Partners,
        L.P., and affiliates on January 7, 1999, incorporated by reference to
        Exhibit 4.8 to Registrant's Form 10-K for the year ended December 31,
        1998.(2)

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

   10.5  Fifth Amendment dated March 31, 1999 to Credit Agreement, dated as of
         May 1, 1995, among Registrant as Borrower, Texas Commerce Bank
         National Association, as Administrative Agent, The Chase Manhattan
         Bank, N.A., as Syndication Agent, and Book Runner and the Lenders now or hereafter Parties hereto, incorporated by reference to Exhibit 10.5 to Registrant's Form 10-K for the year ended December 31, 1999.(2)

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

   10.8 Exploration and Participation Agreement, dated June 20, 1997, by and between Enserch Exploration, Inc. and Enterprise Oil Gulf of Mexico,
         Inc., incorporated by reference to Exhibit 10.10 to Registrant's Form
         10-K for the year ended December 31, 1997.(2)


   10.9 1998 Amended and Restated Stock Incentive Plan, incorporated by reference to Exhibit A to Registrant's Proxy Statement dated April 19,
         1999.(2)

   10.10 Enserch Exploration, Inc. Revised and Amended 1996 Stock Incentive
         Plan, incorporated by reference to Annex A-2 to the Agreement and Plan of Merger filed as Exhibit 2 to the Company's Registration Statement on Form S-4 (No. 333-13241).(2)

   10.11 Registrant's Deferred Compensation Plan effective as of July 1, 1997, incorporated by reference to Exhibit 10.12 to Registrant's Quarterly
         Report on Form 10-Q for the quarter ended September 30, 1997.(2)

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

   10.20 Form of Amendment to Restricted Stock Agreement effective July 27,
         1998, between Registrant and certain executive officers, incorporated by reference to Exhibit 10.20 to Registrant's Form 10-K for the year ended December 31, 1998.(2)

   10.21 Settlement Agreement, dated June 26, 2000, between EEX Corporation and
         Janice Hartrick, incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June
         30, 2000.(2)

   10.22 Employment Agreement, dated July 3, 2000, between EEX Corporation and
         Richard L. Edmonson, incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June
         30, 2000.(2)

   10.23 Floating Drilling Rig Requirement Offshore Drilling Contract dated
         October 15, 1998, between the Registrant and Global Marine Drilling
         Company for the "Glomar Arctic I" floating drilling unit, without appendices, incorporated by reference to Exhibit 10.21 to Registrant's
         Form 10-K for the year ended December 31, 1998.(2)

   10.24 Purchase Agreement, dated as of December 22, 1998, by and among Registrant and Warburg, Pincus Equity Partners, L.P., a Delaware limited partnership, Warburg, Pincus Netherlands Equity Partners I,
         C.V., a Dutch limited partnership, Warburg, Pincus Netherlands Equity
         Partners II, C.V., a Dutch limited partnership and Warburg, Pincus
         Netherlands Equity Partners III, C.V., a Dutch limited partnership, incorporated by reference to Exhibit 99.1 to Registrant's Form 8-K dated December 22, 1998.(2)


   10.25 Registration Rights Agreement dated January 8, 1999, by and among
         Registrant and Warburg, Pincus Equity Partners, L.P., and affiliates, incorporated by reference to Exhibit 10.23 to Registrant's Form 10-K for the year ended December 31, 1998.(2)

   10.26 Stock Purchase Agreement dated as of October 8, 1999 by and between
         Tesoro Petroleum Corporation and Tesoro Gas Resources Company, Inc., as Seller, and EEX Operating LLC, as Buyer, incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.(2)

   10.27 First Amendment to Stock Purchase Agreement dated December 16, 1999, effective October 8, 1999, among Tesoro Petroleum Corporation, Tesoro
         Gas Resources Company, Inc., EEX Operating LLC and EEX Corporation, incorporated by reference to Exhibit 99.1 to Registrant's Form 8-K dated December 17, 1999.(2)

   10.28 Purchase Agreement dated December 17, 1999 between Tesoro Petroleum
         Corporation and Tesoro Gas Resources Company, Inc. and EEX Operating
         LLC (sale of membership interests in Tesoro Reserves, LLC), incorporated by reference to Exhibit 99.3 to Registrant's Form 8-K dated December 17, 1999.(2)

   10.29 Purchase Agreement dated December 17, 1999 between Tesoro Petroleum
         Corporation and Tesoro Gas Resources Company, Inc. and EEX Operating
         LLC (sale of membership interests in Tesoro Southeast LLC), incorporated by reference to Exhibit 99.4 to Registrant's Form 8-K dated December 17, 1999.(2)

   10.30 Natural Gas Prepaid Forward Sale Contract dated December 17, 1999 between EEX E&P Company, L.P. and Bob West Treasure L.L.C., incorporated by reference to Exhibit 99.5 to Registrant's Form 8-K dated December 17, 1999.(2)

   10.31 First Amendment to Natural Gas Prepaid Forward Sale Contract, effective May 16, 2000, between EEX E&P Company, L.P. and Bob West
         Treasure L.L.C., incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June
         30, 2000.(2)

   10.32 Amended and Restated Call Agreement, dated May 16, 2000, between EEX
         Capital, Inc. and Bob West Treasure, L.L.C., incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.(2)

   10.33 Subordinated Convertible Note dated December 17, 1999, from EEX
         Reserves Funding LLC to EEX Corporation, incorporated by reference to
         Exhibit 99.7 to Registrant's Form 8-K dated December 17, 1999.(2)

   10.34 EEX Corporation Undertaking dated December 17, 1999, incorporated by reference to Exhibit 99.8 to Registrant's Form 8-K dated December 17,
         1999.(2)

   10.35 Purchase and Sale Agreement, dated November 20, 2000, between EEX
         Corporation, a Texas corporation and EEX E&P Company, L.P., by and through EEX Exploration and Production Company, L.L.C., a Delaware limited liability company, as General Partner, and W & T Offshore,
         Inc., a Nevada corporation, incorporated by reference to Exhibit 99.1 to Registrant's Form 8-K dated December 19, 2000.(2)

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

March 9, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

        /s/ T. M Hamilton              Chairman and President,       March 9, 2001
______________________________________  Chief Executive Officer
            T. M Hamilton

        /s/ R. S. Langdon              Executive Vice President,     March 9, 2001
______________________________________  Finance and
            R. S. Langdon               Administration, Chief
                                        Financial Officer

         /s/ J. T. Leary               Vice President, Finance       March 9, 2001
______________________________________  and Treasurer
             J. T. Leary

         /s/ T. E. Coats               Vice President, Planning      March 9, 2001
______________________________________  and Controller (Principal
             T. E. Coats                Accounting Officer)

          /s/ F. S. Addy               Director                      March 9, 2001
______________________________________
              F. S. Addy

    /s/ B. A. Bridgewater, Jr.         Director                      March 9, 2001
______________________________________
        B. A. Bridgewater, Jr.

        /s/ F. M. Lowther              Director                      March 9, 2001
______________________________________
            F. M. Lowther

        /s/ M. P. Mallardi             Director                      March 9, 2001
______________________________________
            M. P. Mallardi

       /s/ Howard H. Newman            Director                      March 9, 2001
______________________________________
           Howard H. Newman