Form 10-Q
period 2001-03-31
EEX CORP
filed 2001-05-09
CIK 1023060

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

(MARK ONE)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                                Yes [X]      No [ ]

Number of shares of Common Stock of Registrant outstanding as of April 30, 2001:
42,220,393

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                EEX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)



                                                                                        Three Months Ended
                                                                                             March 31
                                                                             -------------------------------------
                                                                                   2001                  2000
                                                                             ---------------       ---------------
                                                                                      (In thousands, except
                                                                                        per share amounts)
Revenues:
   Natural gas...............................................................        $39,486               $37,558
   Oil, condensate and natural gas liquids...................................         16,927                20,775
   Cogeneration operations...................................................          2,045                 1,912
   Other.....................................................................            804                   623
                                                                                   ---------              --------
       Total.................................................................         59,262                60,868
                                                                                   ---------              --------
Costs and Expenses:
   Production and operating..................................................          8,500                10,542
   Exploration...............................................................         20,147                 4,748
   Depletion, depreciation and amortization..................................         16,426                21,087
   Loss on sales of property, plant and equipment............................            302                   560
   Cogeneration operations...................................................          1,875                 1,354
   General, administrative and other.........................................          3,313                 6,051
   Taxes, other than income..................................................          5,545                 1,783
                                                                                   ---------              --------
       Total.................................................................         56,108                46,125
                                                                                   ---------              --------
Operating Income.............................................................          3,154                14,743
Other Income--Net............................................................             13                    99
Interest Income..............................................................            396                   192
Interest and Other Financing Costs...........................................         (7,812)               (7,680)
                                                                                   ---------              --------
Income (Loss) Before Income Taxes............................................         (4,249)                7,354
Income Taxes.................................................................             --                 2,300
Minority Interest Third Party................................................             --                   825
                                                                                   ---------              --------
Net Income (Loss)............................................................         (4,249)                4,229
Preferred Stock Dividends....................................................          3,510                 3,242
                                                                                   ---------              --------
Net Income (Loss) Applicable to Common Shareholders..........................        $(7,759)              $   987
                                                                                   =========              ========
Net Income (Loss) Per Share Available to Common Shareholders:
   Basic.....................................................................         $(0.19)                $0.02
                                                                                   =========              ========
   Diluted...................................................................         $(0.19)                $0.02
                                                                                   =========              ========
Weighted Average Shares Outstanding:
   Basic.....................................................................         41,648                42,202
                                                                                   =========              ========
   Diluted...................................................................         41,648                42,236
                                                                                   =========              ========


                            See accompanying notes.

                                EEX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                                                      March 31                December 31
                                                                                        2001                      2000
                                                                                      --------                -----------
                                                                                                (In thousands)
                                     ASSETS
Current Assets:
   Cash and cash equivalents....................................................       $  23,729                 $  19,791
   Accounts receivable--trade (net of allowance of $2,462 and $2,270)...........          39,689                    57,539
   Other........................................................................          16,862                    22,478
                                                                                       ---------                 ---------
       Total current assets.....................................................          80,280                    99,808
                                                                                       ---------                 ---------
 Property, Plant and Equipment (at cost):
   Oil and gas properties (successful efforts method)...........................         954,857                   955,263
   Other........................................................................           8,183                     8,160
                                                                                       ---------                 ---------
       Total....................................................................         963,040                   963,423
   Less accumulated depletion, depreciation and amortization....................         301,986                   323,875
                                                                                       ---------                 ---------
       Net property, plant and equipment........................................         661,054                   639,548
                                                                                       ---------                 ---------
Deferred Income Tax Assets......................................................          19,846                    19,846
Other Assets....................................................................           8,029                     4,866
                                                                                       ---------                 ---------
       Total....................................................................       $ 769,209                 $ 764,068
                                                                                       =========                 =========
                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable--trade......................................................       $  65,408                 $  76,999
   Current portion of capital lease obligations.................................          20,964                    13,351
   Other........................................................................           6,384                     5,993
                                                                                       ---------                 ---------
       Total current liabilities................................................          92,756                    96,343
                                                                                       ---------                 ---------
Bank Revolving Credit Agreement.................................................         125,000                    75,000
Capital Lease Obligations.......................................................         176,865                   192,283
Gas Sales Obligation............................................................          76,367                    83,490
Other Liabilities...............................................................          14,730                    22,351
Minority Interest Third Party...................................................           5,000                     5,000
Shareholders' Equity:
   Preferred stock (10,000 shares authorized; 1,790 and 1,755 shares issued;
       Liquidation preference of $178,990 and $175,481).........................              18                        18
   Common stock ($0.01 par value; 150,000 shares authorized; 42,222 and
       42,256 shares issued)....................................................             429                       429
   Paid in capital..............................................................         748,324                   744,782
   Retained (deficit)...........................................................        (452,925)                 (445,166)
   Unamortized restricted stock compensation....................................            (951)                   (1,067)
   Unearned compensation........................................................             (24)                     (349)
   Other comprehensive income...................................................          (7,334)                        -
   Treasury stock, at cost (808 and 808 shares).................................          (9,046)                   (9,046)
                                                                                       ---------                 ---------
       Total shareholders' equity...............................................         278,491                   289,601
                                                                                       ---------                 ---------
       Total....................................................................       $ 769,209                 $ 764,068
                                                                                       =========                 =========


                            See accompanying notes.

                                EEX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                           Three Months Ended
                                                                                                March 31
                                                                                -------------------------------------
                                                                                      2001                  2000
                                                                                ---------------       ---------------
                                                                                             (In thousands)
OPERATING ACTIVITIES
  Net Income (Loss).............................................................       $ (4,249)             $  4,229
  Dry hole cost.................................................................             54                  (883)
  Depletion, depreciation and amortization......................................         16,426                21,087
  Impairment of undeveloped leasehold...........................................          1,950                 1,200
  Deferred income taxes.........................................................              -                 2,300
  Loss on sales of property, plant and equipment................................            302                   560
  Other.........................................................................        (10,365)              (17,557)
  Changes in current operating assets and liabilities:
   Accounts receivable..........................................................         17,850                (4,449)
   Other current assets.........................................................          5,616                   243
   Accounts payable.............................................................        (12,043)               (3,018)
   Other current liabilities....................................................            391                   372
                                                                                      ---------             ---------
     Net cash flows provided by operating activities............................         15,932                 4,084
                                                                                      ---------             ---------
INVESTING ACTIVITIES
  Additions of property, plant and equipment....................................        (40,366)              (44,256)
  Proceeds from dispositions of property, plant and equipment...................            182                 5,642
  Other (changes in accruals)...................................................         (6,882)              (21,640)
                                                                                      ---------             ---------
     Net cash flows used in investing activities................................        (47,066)              (60,254)
                                                                                      ---------             ---------
FINANCING ACTIVITIES
  Borrowings under bank revolving credit agreement..............................         60,000               120,000
  Repayment of borrowings under bank revolving credit agreement.................        (10,000)              (55,000)
  Borrowings under short-term financing agreement...............................              -                15,000
  Repayment of borrowings under short-term financing agreement..................              -               (15,000)
  Deliveries under the gas sales obligation.....................................         (7,123)               (4,704)
  Minority interest third party.................................................              -                   825
  Payments of capital lease obligations.........................................         (7,805)               (9,478)
                                                                                      ---------             ---------
     Net cash flows provided by financing activities............................         35,072                51,643
                                                                                      ---------             ---------
Net Increase (Decrease) in Cash and Cash Equivalents............................          3,938                (4,527)
Cash and Cash Equivalents at Beginning of Period................................         19,791                15,053
                                                                                      ---------             ---------
Cash and Cash Equivalents at End of Period......................................       $ 23,729              $ 10,526
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

   EEX paid dividends in-kind on the preferred stock as follows:

                                Amount of Dividends       Number of Preferred
Date                              (In millions)              Shares Issued
----                            --------------------      --------------------

March 31, 2001                        $3.5                      35,096

3. Payments under the gas sales obligation are amortized using the interest method through final pay out. Payments made during the first quarter of 2001 related to this obligation were $7.1 million.

4. The Statement of Cash Flows for the three months ended March 31, 2001 reflects the impact of the adoption of SFAS No. 133, which resulted in a $7.3 million non-cash reduction in shareholders' equity.

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

6. Earnings Per Share - The reconciliation between basic and diluted earnings per common share is 34,000 shares related to the dilutive effect of stock options for the three months ended March 31, 2000.

                                EEX CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

7. Segment information has been prepared in accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information." EEX has determined that its reportable segments are those that are based on EEX's method of internal reporting and are consistent with its business strategy. EEX has four reportable segments, which are primarily in the business of natural gas and crude oil exploration and production: Deepwater Operations, Deepwater FPS/Pipelines, Onshore/Shelf and International. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (See Note 2 to the Consolidated Financial Statements in
   Item 8 of EEX's 2000 Annual Report on Form 10-K). Financial information by operating segment is presented below (in thousands):


                                                         DEEPWATER
                                                ---------------------------
                                                OPERATIONS     FPS/PIPELINES    ONSHORE/SHELF  INTERNATIONAL    OTHER(a)    TOTAL
                                                ----------     -------------    -------------  -------------    --------    -----
THREE MONTHS ENDED MARCH 31, 2001:
----------------------------------
Total Revenues...............................     $      -        $      -      $ 51,523        $13,662      $  (5,923)  $ 59,262
Production and operating costs...............            -             149         4,793          3,558              -      8,500
Exploration costs............................       15,270               -         4,324            553              -     20,147
Depletion, depreciation and amortization.....            -           1,314         9,674          4,986            452     16,426
Other costs..................................            -               3         5,662(b)           -          5,370     11,035
                                                  --------        --------      --------        -------       --------   --------
Operating Income (Loss)......................      (15,270)         (1,466)       27,070          4,565        (11,745)     3,154
Interest Income and other....................            -               -             -              -            409        409
Interest and other financing costs...........            -          (3,398)       (1,992)             -         (2,422)    (7,812)
                                                  --------        --------      --------        -------       --------   --------
Income (Loss) before income taxes............     $(15,270)       $ (4,864)     $ 25,078        $ 4,565       $(13,758)  $ (4,249)
                                                  ========        ========      ========        =======       ========   ========
Long-Lived Assets............................     $ 92,497        $144,778      $386,414        $33,345       $  4,020   $661,054
                                                  ========        ========      ========        =======       ========   ========
Additions to Long-Lived Assets...............     $  3,733        $      -      $ 33,970        $ 2,640       $     23   $ 40,366
                                                  ========        ========      ========        =======       ========   ========
THREE MONTHS ENDED MARCH 31, 2000:
----------------------------------
Total Revenues...............................     $      -        $      -      $ 43,149        $14,344       $  3,375   $ 60,868
Production and operating costs...............            -             198         7,009          3,335              -     10,542
Exploration costs............................        2,088               -         2,040            620              -      4,748
Depletion, depreciation and amortization.....            -             900        16,988          2,771            428     21,087
Other costs..................................            -               -         1,777(b)           -          7,971      9,748
                                                  --------        --------      --------        -------       --------   --------
Operating Income (Loss)......................       (2,088)         (1,098)       15,335          7,618         (5,024)    14,743
Interest Income and other....................            -               -             -              -            291        291
Interest and other financing costs...........            -          (3,489)       (2,704)             -         (1,487)    (7,680)
                                                  --------        --------      --------        -------       --------   --------
Income (Loss) before income taxes............     $ (2,088)       $ (4,587)     $ 12,631        $ 7,618       $ (6,220)  $  7,354
                                                  ========        ========      ========        =======       ========   ========
Long-Lived Assets............................     $ 52,410        $147,847      $428,953        $60,636       $  5,538   $695,384
                                                  ========        ========      ========        =======       ========   ========
Additions to Long-Lived Assets...............     $  7,615        $  4,597      $ 22,213        $ 2,769       $    718   $ 37,912
                                                  ========        ========      ========        =======       ========   ========

-------------
(a) Includes primarily Cogeneration Plant Operations, General and
    Administrative, gains/loss on hedging and sale of assets.
(b) Includes taxes other than income.


8. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was adopted January 1, 2001. This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The effect of adoption on January 1, 2001 was a decrease to shareholders' equity of approximately $20 million. As of March 31, 2001, shareholders' equity decreased by $7.3 million in accordance with the standard. The change from $20 million to $7.3 million was due to the realization of $8 million of hedging contracts during the current quarter and $4.7 million related to changes in the fair value of hedging contracts due to changes in commodity prices.

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


RESULTS OF OPERATIONS

For the first quarter of 2001, EEX reported a net loss applicable to common shareholders of approximately $8 million ($0.19 per share), versus net income applicable to common shareholders of $1 million ($0.02 per share) for the same period in 2000.

For the first quarter of 2001, total revenues were $59 million, 3% lower than total revenues in the first quarter of 2000. Natural gas revenues for the first quarter of 2001 were 5% higher than the same quarter of 2000. This increase was due to a 52% increase in the average natural gas sales price offset by a 31% decrease in production. The average natural gas sales price per Mcf was $3.90 for the first quarter of 2001, compared to $2.57 per Mcf for the same period 2000. The average gas sales price of $3.90 per Mcf for the first quarter 2001 includes hedging losses of $8 million and 5,117 billions of british thermal units ("BBtu") delivered under fixed-price physical delivery contracts and the gas sales obligation at an average price of $2.93 per MMBtu. The average natural gas sales price of $2.57 per Mcf for the first quarter 2000 includes hedging gains of $2 million and 3,513 BBtu delivered under the gas sales obligation at an average price of $2.71 per MMBtu. Natural gas production for the first quarter of 2001 was 10 billion cubic feet ("Bcf"), compared with 15 Bcf in the same period of 2000. This 31% decrease in production is primarily a result of the sale of the offshore shelf properties in the fourth quarter of 2000. Oil revenues decreased 19% from the same period in 2000 due to a 12% decrease in production, primarily as a result of the sale of the offshore shelf properties and an 8% decrease in the average price to $25.16 from $27.26.

Costs and expenses for the first quarter of 2001 were $56 million, compared with $46 million in 2000. Exploration expenses for the first quarter of 2001 increased to $20 million, compared to $5 million for the same period of 2000. The increase was primarily due to $14 million in costs for stacking the Arctic I rig and recognition of the net cost associated with the assignment of the rig contract through May 2001. Depletion, depreciation and amortization for the first quarter of 2001 was $16 million, $5 million lower than the same period of 2000, primarily due to the sale of the offshore shelf properties in the fourth quarter of 2000, offset by an increased rate on the Mudi Field. Operating expenses (production and operating, general, administrative and other, and taxes other than income) were $17 million in the current quarter, 6% lower than the same period of 2000. Lower production and operating expense and general, administrative and other costs were offset by higher taxes other than income, primarily severance taxes.

Total interest and other financing costs for the first quarter of 2001, including interest income, preferred stock dividends and other income, were $11 million, unchanged from the same period of 2000.

                                EEX CORPORATION
                      SUMMARY OF SELECTED OPERATING DATA
                     FOR OIL AND GAS PRODUCING ACTIVITIES
                                  (UNAUDITED)

                                                                                                   Three Months Ended
                                                                                                        March 31
                                                                                          ----------------------------------
                                                                                               2001               2000
                                                                                          ---------------    ---------------
Sales volume
   Natural gas (Bcf) (a)..................................................................       10.1            14.6
   Oil, condensate and natural gas liquids (MMBbls) (d)...................................        0.7             0.8
       Total volumes (Bcfe) (a)...........................................................       14.2            19.2

Average sales price (b)
   Natural gas (per Mcf) (c)..............................................................     $ 3.90          $ 2.57
   Oil, condensate and natural gas liquids (per Bbl)......................................      24.86           27.12
       Total (per Mcfe) (c)...............................................................       3.97            3.03

Average costs and expenses (per Mcfe) (c)
   Production and operating (b)...........................................................     $ 0.60          $ 0.55
   Exploration............................................................................       1.42            0.25
   Depletion, depreciation and amortization...............................................       1.16            1.10
   General, administrative and other......................................................       0.23            0.31
   Taxes, other than income...............................................................       0.39            0.09

---------------
(a) Billion cubic feet or billion cubic feet equivalent, as applicable. Ratio of six Mcf of natural gas to one barrel of crude oil, condensate or natural gas liquids.
(b) Before related production, severance and ad valorem taxes.
(c) One thousand cubic feet or one thousand cubic feet equivalent, as applicable. Ratio of six Mcf of natural gas to one barrel of crude oil, condensate or natural gas liquids.
(d) One million barrels of crude oil or other liquid hydrocarbons.


LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Net cash flows provided by operating activities in 2001 were $16 million, an increase of $12 million over the same period of 2000, primarily due to decreases in receivables and a favorable change in other liabilities, offset by expenses associated with stacking the Arctic I rig and the assignment of the rig contract during the first quarter 2001. Net cash flows used in investing activities in 2001 were $47 million, a $13 million decrease from cash flows used in investing activities for the same period of 2000. Capital spending decreased $4 million and changes in accruals decreased $15 million during the first quarter 2001. These were offset by a decrease in proceeds from dispositions of property, plant and equipment of $5 million. Net cash flows provided by financing activities in 2001 were $35 million, compared to $52 million for the same period of 2000, due to lower borrowings during the first quarter 2001.

Capital Budget

Planned 2001 capital expenditures are estimated to be approximately $145 million, compared with actual expenditures of $181 million in 2000. Capital expenditures for the first quarter of 2001 were $40 million. This program is in excess of the Company's expected operating cash flows for 2001. The Company expects to fund this capital program from operating cash flows, proceeds from asset sales, increased borrowings under the revolving credit agreement and/or additional funds from public and private equity or debt markets. In order to continue its anticipated capital program, including appraisal and development of the Llano complex, EEX will require substantial additional capital resources.

EEX's access to public or private equity or debt markets may be limited by general market conditions in or volatility of the markets, general conditions affecting the oil and gas industry, or by EEX's financial condition. No assurances can be given that EEX will be able to secure funds in these markets when necessary, or that such funds will be obtained on terms favorable to it. If EEX were unable to secure funds when required for its activities, its liquidity and ability to make capital investments would become impaired. See "Forward-Looking Statements--Uncertainties and Risks" below.

Liquidity

EEX has a $350 million revolving credit line with a group of banks that matures on June 27, 2002, of which $125 million was outstanding at March 31, 2001. The revolving credit agreement limits, at all times, total debt, as defined in the credit agreement, to the lesser of 60% of capitalization, as defined, or $1 billion, and prohibits liens on property except under certain circumstances. As of March 31, 2001, the debt to capital ratio under the revolving credit agreement was 54% and unused available credit was approximately $90 million.
The interest rate ranges from the London Inter-Bank Offered Rate (LIBOR) plus 0.55% to 1.30% per annum, plus a facility fee of 0.20% to 0.45% per annum, depending upon the debt to capital ratio. As of April 30, 2001, the Company had approximately $135 million outstanding under the revolving credit agreement.

As described in EEX's 2000 Annual Report on Form 10-K, preserving liquidity under EEX's current revolving credit agreement, renewing or extending the letters of credit and converting to the borrowing base facility involve many risks and uncertainties in addition to those associated with access to public and private equity and debt markets and described under "Capital Budget" above. These risks and uncertainties are described in "Forward-Looking Statements-- Uncertainties and Risks" below. A significant adverse financial impact resulting from the occurrence of any or all of these factors prior to EEX obtaining additional equity or capital would severely impact EEX's liquidity and its ability to carryout its planned activities. In the absence of such additional equity or capital, EEX may choose to sell a substantial portion of its assets to execute its financing plans. For a more detailed discussion, see
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Liquidity" in EEX's 2000 Annual Report on Form 10-K.


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

Capital Liquidity and Funding Risk--EEX is exposed to many risks in preserving liquidity under its existing revolving credit agreement, executing its plan to raise additional capital to fund its investment plans (see the discussion in Item 7, "Liquidity and Capital Resources--Capital Budget" in EEX's 2000 Annual Report on Form 10-K), and converting from its revolving credit agreement to a borrowing base loan in June 2002, a credit facility based on the value of its proved reserves. The amount available under the revolving credit agreement is limited by a debt to capital ratio; therefore, any event that decreases equity will reduce liquidity. The principle risks associated with these plans and to liquidity are described in additional detail below. Any decreases in capitalization through losses incurred from dry hole expense, asset write-downs, loss on sales or other reasons, or increases in borrowings or debt (as defined in the revolving credit agreement) will increase the debt to capital ratio and further limit available borrowings. If EEX is unable to secure additional equity and capital expenditures continue at currently planned levels, available borrowings under the revolving credit agreement may become severely limited or unavailable.

FPS and Pipeline Marketing Risk--See the discussion under Item 1, "Strategy-- Realize Value from the Cooper Floating Production System ("FPS") and Pipelines" and "U.S. Exploration and Development--Offshore--Cooper Floating Production System ("FPS") and Pipelines" and Note 11 to Consolidated Financial Statements in Item 8 of EEX's 2000 Annual Report on Form 10-K. Sale of the FPS and/or Pipelines would result in a significant change in EEX's debt structure due to the termination of the capital lease obligations associated with those assets. EEX would also incur substantial early termination costs that would adversely affect net income and reduce borrowing capacity. A disposition of the capital lease would reduce the debt used in computing the debt to capital ratio and increase the amount of funds available to EEX to borrow under its revolving credit agreement. While management believes that it can realize the value of the FPS and Pipelines in a development in the Llano complex or by sale, there can be no assurance that this can be accomplished in the near term, or on favorable financial terms.

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

Arctic I - Rig Commitment--The majority of the commitment associated with the Arctic I rig (See Note 17 to Consolidated Financial Statements in Item 8 and the discussion under "U.S. Exploration and Development--Offshore, Deepwater Gulf of Mexico Exploration" of EEX's 2000 Annual Report on Form 10-K) has been assumed, for budget and planning purposes, to be funded by EEX's joint venture partners in its Llano development and Llano complex appraisal program. Upon conclusion of the current assignment to a third party, EEX intends to continue drilling in the Llano complex with partners. If the joint venture partners elect not to participate in these projects, and EEX cannot find other participants to share the costs of drilling, EEX would incur expenditures greater than forecast and be exposed to potentially higher dry hole cost. EEX currently has no firm commitment from joint venture partners for the use of the rig. EEX may also pursue additional subsidized contract assignments or stack the rig.

Effect of Adoption of SFAS No. 133--In January 2001, EEX adopted SFAS No. 133 (see the discussion in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Other Matters--New Accounting Standard" of EEX's 2000 Annual Report on Form 10-K). This accounting standard requires that EEX mark to market its hedge positions and report the result as an adjustment to shareholders' equity as other comprehensive income. If future gas prices are generally higher than EEX's contractual hedge prices, the resulting decrease to shareholders' equity would decrease available credit under the revolving credit agreement. To mitigate this potential loss of credit availability, in December 2000, EEX converted a portion of its then existing hedge positions into fixed-price physical delivery contracts.

Replacement of Revolving Credit Agreement--There can be no assurance that EEX will be able to secure a new loan in June 2002 on favorable terms or that its proved reserve value at the time will support the borrowings then outstanding. In addition, conversion to a borrowing base may cause EEX to incur additional costs associated with early termination of the Gas Sales Obligation and Minority Interest Ownership associated with the acquisition of the Tesoro properties. (See the discussion in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources-- Liquidity" and Notes 6 and 10 to Consolidated Financial Statements in Item 8 of EEX's 2000 Annual Report on Form 10-K).

Expiration of Letters of Credit--There can be no assurance that EEX will be able to renew or extend its letters of credit that support a portion of the capital lease obligations for the FPS and Pipelines and may incur significantly increased short term debt obligations should it fail to do so. (See the discussion in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Liquidity" in EEX's 2000 Annual Report on Form 10-K).

Encogen Obligation--In January 2002, the obligor of a production payment due to EEX may elect to purchase a portion of the obligation (See the discussion in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Impairment of Assets" in EEX's 2000 Annual Report on Form 10-K). If the obligor purchases this portion of the asset, or such purchase becomes probable, in the opinion of management, then the Company would realize a loss on the sale of approximately $18 million. Based upon available information, management cannot predict at this time the likelihood that the obligor will elect to purchase the additional volumes.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Hedging activity for the first quarter ended March 31, 2001, resulted in a loss of $8 million for natural gas. The table below provides information about EEX's hedging instruments as of March 31, 2001. The Notional Amount is equal to the volumetric hedge position of EEX during the periods. The fair values of the hedging instruments, which have been recorded in other comprehensive income, are based on the difference between the applicable strike price and the New York Mercantile Exchange future prices for the applicable trading months.

                                                        NOTIONAL                 AVERAGE               FAIR VALUE AT
                                                         AMOUNT               STRIKE PRICE             MARCH 31, 2001
                                                        (BBTU) (1)            (PER MMBTU) (2)          (IN THOUSANDS)
                                                        ----------      -------------------------      ---------------
                                                                         FLOOR            CEILING
                                                                        --------          -------
Natural Gas Collars:
  April 2001 - June 2001..............................      1,365         $2.517          $3.277            $(2,570)
  July 2001 - September 2001..........................      2,760          3.210           4.723             (2,591)
  October 2001 - December 2001........................      2,760          3.242           4.962             (2,173)
  January 2002 - March 2002...........................      1,350          3.854           6.137                  -
  April 2002 - June 2002..............................      1,365          3.374           5.658                  -
                                                            -----                                           -------
     Total............................................      9,600                                           $(7,334)
                                                            =====                                           =======

--------------
(1)  Billions of British Thermal Units.
(2)  Millions of British Thermal Units.

                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     None


     (b)  Reports on Form 8-K

          Current Report on Form 8-K filed January 16, 2001 and dated December 19, 2000. (News Release dated December 19, 2000: EEX Drills Successful Well at Jason Prospect; and News Release dated December 19, 2000: EEX to Sell Shelf Properties in the Gulf of Mexico.)

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          EEX CORPORATION
                                          (Registrant)




Dated:  May 9, 2001                       By:  /s/  R. S. Langdon
                                               ------------------
                                               R. S. Langdon
                                               Executive Vice President,
                                               Finance and Administration,
                                               and Chief Financial Officer