Form 10-Q
period 2001-06-30
EEX CORP
filed 2001-08-03
CIK 1023060

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

(MARK ONE)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

Number of shares of Common Stock of Registrant outstanding as of July 31, 2001:
42,505,512

================================================================================

                         PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                                EEX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)



                                                             Three Months Ended                       Six Months Ended
                                                                  June 30                                 June 30
                                                           -----------------------              -------------------------
                                                            2001            2000                  2001             2000
                                                           -------        --------              --------         --------
                                                                      (In thousands, except per share amounts)
Revenues:
  Natural gas..........................................    $33,051        $ 40,637              $ 72,537         $ 78,195
  Oil, condensate and natural gas liquids..............     17,040          18,705                33,967           39,480
  Cogeneration operations..............................      1,843           2,339                 3,888            4,251
  Other................................................        223             598                 1,027            1,221
                                                           -------        --------              --------         --------
     Total.............................................     52,157          62,279               111,419          123,147
                                                           -------        --------              --------         --------

Costs and Expenses:
  Production and operating.............................      8,911           8,784                17,411           19,326
  Exploration..........................................      8,259           9,506                28,406           14,254
  Depletion, depreciation and amortization.............     16,168          25,162                32,594           46,249
  Impairment of producing oil and gas properties.......         --          12,200                    --           12,200
  Loss on sales of property, plant and equipment.......         33           1,729                   335            2,289
  Cogeneration operations..............................      1,593           2,034                 3,468            3,388
  General, administrative and other....................      3,188           4,865                 6,501           10,916
  Taxes, other than income.............................      4,121           2,208                 9,666            3,991
                                                           -------        --------              --------         --------
     Total.............................................     42,273          66,488                98,381          112,613
                                                           -------        --------              --------         --------

Operating Income (Loss)................................      9,884          (4,209)               13,038           10,534
Other Income--Net......................................         58              22                    71              121
Interest Income........................................        205             149                   601              341
Interest and Other Financing Costs.....................     (7,765)         (8,278)              (15,577)         (15,958)
                                                           -------        --------              --------         --------
Income (Loss) Before Income Taxes......................      2,382         (12,316)               (1,867)          (4,962)
Income Taxes...........................................         --              --                    --            2,300
Minority Interest Third Party..........................         --             563                    --            1,388
                                                           -------        --------              --------         --------
Net Income (Loss)......................................      2,382         (12,879)               (1,867)          (8,650)
Preferred Stock Dividends..............................      3,579           3,308                 7,089            6,550
                                                           -------        --------              --------         --------
Net (Loss) Applicable to Common Shareholders...........    $(1,197)       $(16,187)             $ (8,956)        $(15,200)
                                                           =======        ========              ========         ========

Net (Loss) Per Share Available to Common Shareholders:
  Basic................................................     $(0.03)         $(0.38)               $(0.21)          $(0.36)
                                                           =======        ========              ========         ========
  Diluted..............................................     $(0.03)         $(0.38)               $(0.21)          $(0.36)
                                                           =======        ========              ========         ========
Weighted Average Shares Outstanding:
  Basic................................................     41,664          42,202                41,656           42,202
                                                           -------        --------              --------         --------
  Diluted..............................................     41,664          42,202                41,656           42,202
                                                           =======        ========              ========         ========



                            See accompanying notes.

                                EEX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)


                                                                                        June 30        December 31
                                                                                          2001             2000
                                                                                       ----------        ---------
                                                                                              (In thousands)
                                ASSETS
                                ------
Current Assets:
   Cash and cash equivalents....................................................       $    2,202        $  19,791
   Accounts receivable--trade (net of allowance of $2,329 and $2,270)...........           56,300           57,539
   Other........................................................................           18,908           22,478
                                                                                       ----------        ---------
       Total current assets.....................................................           77,410           99,808
                                                                                       ----------        ---------

Property, Plant and Equipment (at cost):
   Oil and gas properties (successful efforts method)...........................        1,013,071          955,263
   Other........................................................................            8,531            8,160
                                                                                       ----------        ---------
       Total....................................................................        1,021,602          963,423
   Less accumulated depletion, depreciation and amortization....................          319,060          323,875
                                                                                       ----------        ---------
       Net property, plant and equipment........................................          702,542          639,548
                                                                                       ----------        ---------

Deferred Income Tax Assets......................................................           19,846           19,846
Other Assets....................................................................           10,376            4,866
                                                                                       ----------        ---------
       Total....................................................................       $  810,174        $ 764,068
                                                                                       ==========        =========


                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------
Current Liabilities:
   Accounts payable--trade......................................................       $   66,012        $  76,999
   Bank revolving credit agreement..............................................          207,000               --
   Capital lease obligations....................................................               --           13,351
   Secured notes payable........................................................           22,618               --
   Other........................................................................            4,510            5,993
                                                                                       ----------        ---------
       Total current liabilities................................................          300,140           96,343
                                                                                       ----------        ---------

Bank Revolving Credit Agreement.................................................               --           75,000
Capital Lease Obligations.......................................................               --          192,283
Secured Notes Payable...........................................................          120,795               --
Gas Sales Obligation............................................................           69,406           83,490
Other Liabilities...............................................................           12,123           22,351
Minority Interest Third Party...................................................            5,000            5,000
Shareholders' Equity:
   Preferred stock (10,000 shares authorized; 1,826 and 1,755 shares issued;
       Liquidation preference of $182,570 and $175,481).........................               18               18
   Common stock ($0.01 par value; 150,000 shares authorized; 42,510 and
       42,256 shares issued)....................................................              432              429
   Paid in capital..............................................................          753,156          744,782
   Retained (deficit)...........................................................         (454,122)        (445,166)
   Unamortized restricted stock compensation....................................           (2,027)          (1,067)
   Unearned compensation........................................................               --             (349)
   Other comprehensive income...................................................           14,305               --
   Treasury stock, at cost (810 and 808 shares).................................           (9,052)          (9,046)
                                                                                       ----------        ---------
       Total shareholders' equity...............................................          302,710          289,601
                                                                                       ----------        ---------
       Total....................................................................       $  810,174        $ 764,068
                                                                                       ==========        =========


                            See accompanying notes.

                                EEX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)



                                                                                              Six Months Ended
                                                                                                  June 30
                                                                                       -------------------------------
                                                                                          2001         2000
                                                                                       ---------     --------
                                                                                           (In thousands)
OPERATING ACTIVITIES
  Net (Loss)....................................................................       $  (1,867)    $ (8,650)
  Dry hole cost.................................................................             853          554
  Depletion, depreciation and amortization......................................          32,594       46,249
  Impairment of producing oil and gas properties................................              --       12,200
  Impairment of undeveloped leasehold...........................................           3,900        2,753
  Deferred income taxes.........................................................              --        2,300
  Loss on sales of property, plant and equipment................................             335        2,289
  Other.........................................................................         (11,118)     (18,479)
  Changes in current operating assets and liabilities:
   Accounts receivable..........................................................          11,521      (16,079)
   Other current assets.........................................................           3,570          263
   Restricted cash..............................................................              --       (2,632)
   Accounts payable.............................................................         (15,298)      (7,037)
   Other current liabilities....................................................          (1,483)       1,167
                                                                                       ---------     --------
     Net cash flows provided by operating activities............................          23,007       14,898
                                                                                       ---------     --------

INVESTING ACTIVITIES
  Additions of property, plant and equipment....................................        (100,780)     (83,271)
  Proceeds from dispositions of property, plant and equipment...................             184       11,760
  Other (changes in accruals)...................................................           4,311      (18,316)
                                                                                       ---------     --------
     Net cash flows used in investing activities................................         (96,285)     (89,827)
                                                                                       ---------     --------

FINANCING ACTIVITIES
  Borrowings under bank revolving credit agreement..............................         145,000      170,000
  Repayment of borrowings under bank revolving credit agreement.................         (13,000)     (80,000)
  Borrowings under short-term financing agreement...............................              --       35,000
  Repayment of borrowings under short-term financing agreement..................              --      (35,000)
  Deliveries under the gas sales obligation.....................................         (14,084)     (10,692)
  Purchase of treasury stock....................................................              (6)          --
  Purchase of lessor's equity interest in capital lease.........................         (54,416)          --
  Minority interest third party.................................................              --        1,388
  Payments of capital lease obligations.........................................          (7,805)     (10,239)
                                                                                       ---------     --------
     Net cash flows provided by financing activities............................          55,689       70,457
                                                                                       ---------     --------

Net Decrease in Cash and Cash Equivalents.......................................         (17,589)      (4,472)
Cash and Cash Equivalents at Beginning of Period................................          19,791       15,053
                                                                                       ---------     --------
Cash and Cash Equivalents at End of Period......................................       $   2,202     $ 10,581
                                                                                       =========     ========

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

  EEX paid dividends in-kind on the preferred stock as follows:

                                                       Amount of Dividends                       Number of Preferred
                 Date                                     (In millions)                             Shares Issued
--------------------------------------         --------------------------------          --------------------------------
June 30, 2001                                                  $3.6                                    35,798
March 31, 2001                                                 $3.5                                    35,096

3. Payments under the gas sales obligation are amortized using the interest method through final pay out. Payments made during the second quarter of 2001 related to this obligation were $7.0 million. Payments made during the first quarter of 2001 related to this obligation were $7.1 million.

4. During the second quarter 2001, EEX terminated its capital lease obligation and assumed directly notes payable secured by the FPS and Pipelines as part of the expiration of the letters of credit and purchasing the lessor's equity interest in the capital lease. The annual interest rate on the assumed secured notes is 7.54%. After a July 2, 2001 payment, the principal payments under the secured notes are payable in annual installments due January 2 of each year (except 2006) with the final installment due in 2009. Prepayment of the notes prior to 2006 may require EEX to pay make-whole premiums.

   Principal payments under the secured notes are as follows (in thousands):

2001.............................................................   $  6,340
2002.............................................................     16,278
2003.............................................................     17,553
2004.............................................................     18,928
2005.............................................................     17,790
Thereafter.......................................................     66,524
                                                                    --------
     Total.......................................................   $143,413
                                                                    ========

5. The termination of the capital lease and assumption of the notes is reflected as a non-cash transaction in the Statement of Cash Flows for the six months ended June 30, 2001.

   The Statement of Cash Flows for the six months ended June 30, 2001 also reflects the impact of the adoption of SFAS No. 133, which resulted in a $14 million non-cash increase in shareholders' equity.

6. EEX is involved in a number of legal and administrative proceedings incident to the ordinary course of its business. In the opinion of management, based on the advice of counsel and current assessment, any liability to EEX relative to these ordinary course proceedings will not have a material adverse effect on EEX's operations or financial condition.

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

                                                       DEEPWATER
                                           ---------------------------------
                                              OPERATIONS     FPS/PIPELINES    ONSHORE/SHELF   INTERNATIONAL    OTHER(a)   TOTAL
                                           --------------- ----------------- --------------- ---------------  ---------- -------
THREE MONTHS ENDED JUNE 30, 2001:
---------------------------------
Total Revenues.............................   $    --         $     --         $ 38,399         $ 14,110       $   (352)   $ 52,157
Production and operating costs.............        --              155            5,289            3,467             --       8,911
Exploration costs..........................     1,921               --            5,761              577             --       8,259
Depletion, depreciation and amortization...        --            1,314            9,769            4,620            465      16,168
Other costs................................        --               --            4,104 (b)           --          4,831       8,935
                                              -------         --------         --------         --------       --------    --------
Operating Income (Loss)....................    (1,921)          (1,469)          13,476            5,446         (5,648)      9,884
Interest Income and other..................        --               --               --               --            263         263
Interest and other financing costs.........        --           (3,401)          (1,820)              --         (2,544)     (7,765)
                                              -------         --------         --------         --------       --------    --------
Income (Loss) before income taxes..........   $(1,921)        $ (4,870)        $ 11,656         $  5,446       $ (7,929)   $  2,382
                                              =======         ========         ========         ========       ========    ========
Long-Lived Assets..........................   $95,196         $157,091         $415,233         $ 31,123       $  3,899    $702,542
                                              =======         ========         ========         ========       ========    ========
Additions to Long-Lived Assets.............   $ 2,411         $ 13,517         $ 41,733         $  2,399       $    354    $ 60,414
                                              =======         ========         ========         ========       ========    ========

THREE MONTHS ENDED JUNE 30, 2000:
---------------------------------
Total Revenues.............................   $    --         $     --         $ 50,538         $ 12,815       $ (1,074)   $ 62,279
Production and operating costs.............        --               51            4,197            4,536             --       8,784
Exploration costs..........................     2,078               --            6,829              599             --       9,506
Depletion, depreciation and amortization...        --            1,146           15,159            8,429            428      25,162
Impairment of producing oil and gas
  properties...............................        --               --              200           12,000             --      12,200
Other costs................................        --               --            2,797 (b)           --          8,039      10,836
                                              -------         --------         --------         --------       --------    --------
Operating Income (Loss)....................    (2,078)          (1,197)          21,356          (12,749)        (9,541)     (4,209)
Interest Income and other..................        --               --               --               --            171         171
Interest and other financing costs.........        --           (3,539)          (2,540)              --         (2,199)     (8,278)
                                              -------         --------         --------         --------       --------    --------
Income (Loss) before income taxes..........   $(2,078)        $ (4,736)        $ 18,816         $(12,749)      $(11,569)   $(12,316)
                                              =======         ========         ========         ========       ========    ========
Long-Lived Assets..........................   $61,909         $149,312         $428,963         $ 41,597       $  5,068    $686,849
                                              =======         ========         ========         ========       ========    ========
Additions to Long-Lived Assets.............   $ 6,917         $  2,611         $ 27,395         $  1,465       $     87    $ 38,475
                                              =======         ========         ========         ========       ========    ========

                                EEX CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


                                                       DEEPWATER
                                           ---------------------------------
                                              OPERATIONS     FPS/PIPELINES    ONSHORE/SHELF   INTERNATIONAL    OTHER(a)   TOTAL
                                           --------------- ----------------- --------------- ---------------  ---------- -------
SIX MONTHS ENDED JUNE 30, 2001:
-------------------------------
Total Revenues.............................  $     --        $     --            $ 89,922        $27,772      $ (6,275)  $111,419
Production and operating costs.............        --             304              10,082          7,025            --     17,411
Exploration costs..........................    17,191              --              10,085          1,130            --     28,406
Depletion, depreciation and amortization...        --           2,628              19,443          9,606           917     32,594
Other costs................................        --               3               9,766 (b)         --        10,201     19,970
                                             --------        --------            --------        -------      --------   --------
Operating Income (Loss)....................   (17,191)         (2,935)             40,546         10,011       (17,393)    13,038
Interest Income and other..................        --              --                  --             --           672        672
Interest and other financing costs.........        --          (6,799)             (3,812)            --        (4,966)   (15,577)
                                             --------        --------            --------        -------      --------   --------
Income (Loss) before income taxes..........  $(17,191)       $ (9,734)           $ 36,734        $10,011      $(21,687)  $ (1,867)
                                             ========        ========            ========        =======      ========   ========
Long-Lived Assets..........................  $ 95,196        $157,091            $415,233        $31,123      $  3,899   $702,542
                                             ========        ========            ========        =======      ========   ========
Additions to Long-Lived Assets.............  $  6,144        $ 13,517            $ 75,703        $ 5,039      $    377   $100,780
                                             ========        ========            ========        =======      ========   ========

SIX MONTHS ENDED JUNE 30, 2000:
-------------------------------
Total Revenues.............................  $     --        $     --            $ 93,687        $27,159      $  2,301   $123,147
Production and operating costs.............        --             249              11,206          7,871            --     19,326
Exploration costs..........................     4,166              --               8,869          1,219            --     14,254
Depletion, depreciation and amortization...        --           2,046              32,147         11,200           856     46,249
Impairment of producing oil and gas
  properties...............................        --              --                 200         12,000            --     12,200
Other costs................................        --              --               4,574 (b)         --        16,010     20,584
                                             --------        --------            --------        -------      --------   --------
Operating Income (Loss)....................    (4,166)         (2,295)             36,691         (5,131)      (14,565)    10,534
Interest Income and other..................        --              --                  --             --           462        462
Interest and other financing costs.........        --          (7,028)             (5,244)            --        (3,686)   (15,958)
                                             --------        --------            --------        -------      --------   --------
Income (Loss) before income taxes..........  $ (4,166)       $ (9,323)           $ 31,447        $(5,131)     $(17,789)  $ (4,962)
                                             ========        ========            ========        =======      ========   ========
Long-Lived Assets..........................  $ 61,909        $149,312            $428,963        $41,597      $  5,068   $686,849
                                             ========        ========            ========        =======      ========   ========
Additions to Long-Lived Assets.............  $ 14,532        $  7,208            $ 49,608        $ 4,234      $    805   $ 76,387
                                             ========        ========            ========        =======      ========   ========

-------------
(a) Includes primarily Cogeneration Plant Operations, General and Administrative, gains/loss on hedging and sale of assets.
(b)  Includes taxes other than income.


8. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was adopted January 1, 2001. This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The effect of adoption on January 1, 2001 was a decrease to shareholders' equity of approximately $20 million. As of June 30, 2001, shareholders' equity increased by $14 million in accordance with the standard.

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

RESULTS OF OPERATIONS

For the second quarter of 2001, EEX reported a net loss applicable to common shareholders of $1 million ($0.03 per share), versus a net loss applicable to common shareholders of $16 million ($0.38 per share) for the same period in 2000.

QUARTERS ENDED JUNE 30, 2001 AND 2000

For the second quarter of 2001, total revenues were $52 million, 16% lower than total revenues in the second quarter of 2000. Natural gas revenues for the second quarter of 2001 were 19% lower than the same quarter of 2000. This decrease was due to a 23% decrease in production offset by a 6% increase in the average natural gas sales price. Natural gas production for the second quarter of 2001 was 11 billion cubic feet ("Bcf"), compared with 14 Bcf in the same period of 2000. The decrease in production is primarily a result of the sale of the offshore shelf properties in December 2000. The average natural gas sales price per thousand cubic feet ("Mcf") was $3.13 in the second quarter of 2001, compared with $2.94 in the same period of 2000. The average gas sales price of $3.13 per Mcf for the second quarter 2001 includes hedging losses of $2 million and 5,730 billions of british thermal units ("BBtu") delivered under fixed-price physical delivery contracts and the gas sales obligation at an average price of $2.54 per millions of british thermal units ("MMBtu"). The average natural gas sales price of $2.94 per Mcf for the second quarter 2000 includes hedging losses of $3 million and 3,237 BBtu delivered under the gas sales obligation at an average price of $2.38 per MMBtu. Oil revenues for the second quarter of 2001 decreased 9% from the same quarter of 2000. Production declined 8% primarily due to the sale of the offshore shelf properties. The average oil price during the second quarter of 2001 remained constant from quarter to quarter.

Costs and expenses for the second quarter of 2001 were $42 million, compared with $66 million in 2000. Operating expenses (production and operating, general and administrative and taxes other than income) were $16 million in the current quarter, 2% higher than the same period of 2000. Increased taxes, other than income were offset by lower general, administrative and other expenses. Production and operating costs remained flat. The decrease in production and operating costs associated with the sale of the offshore shelf properties was offset by an increase in workover expense during the second quarter 2001. Exploration expenses for the second quarter of 2001 were $8 million, compared to $10 million for the same period of 2000. This decrease was primarily due to lower geological and geophysical purchases during 2001 compared to 2000. Depletion, depreciation and amortization for the second quarter of 2001 was $16 million, $9 million lower than the same period of 2000, primarily due to the sale of the offshore shelf properties. The second quarter of 2000 includes a $12 million charge from the reduction of the carrying value of the Mudi Field per SFAS 121.

Total interest and other financing costs for the second quarter of 2001, including interest income, preferred stock dividends and other income, were $11 million remaining constant from quarter to quarter.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

For the six months ended June 30, 2001, total revenues were $111 million, 10% lower than total revenues for the six months ended June 30, 2000. Natural gas revenues for the first six months of 2001 were 7% lower than the first six months of 2000. This decrease was due to a 27% decrease in production, offset by a 27% increase in average natural gas sales prices. The average natural gas sales price per thousand cubic feet ("Mcf") was $3.50 for the first six months of 2001, compared with $2.75 in the same period of 2000. Natural gas production for the first six months of 2001 was 21 billion cubic feet ("Bcf"), compared with 28 Bcf in the same period of 2000. The decrease in production is primarily due to the sale of the offshore shelf properties. Oil revenues decreased 14%, due to decreased production, primarily due to the sale of the offshore shelf properties and a decline in average prices. The average oil price during the first six months of 2001 decreased to $26.15 from $27.40.

Costs and expenses for the first six months of 2001 were $98 million, compared with $113 million for the same period of 2000. Operating expenses (production and operating, general and administrative and taxes other than income) remained flat from period to period. General, administrative and other costs and production and operating costs were lower, offset by increased taxes, other than income. Production and operating costs were lower primarily as a result of the sale of the offshore shelf properties, offset by an increase in workover expense. Exploration expenses for the first six months of 2001 increased to $28 million, compared to $14 million for the same period of 2000. Exploration expense includes $14 million in costs associated with the stacking of the Arctic I rig and recognition of the net cost associated with the assignment of the Arctic I contract through May 2001. Depletion, depreciation and amortization for the first six months of 2001 was $33 million, $14 million lower than the same period of 2000, primarily due to the sale of the offshore shelf properties. The second quarter of 2000 includes a $12 million charge from the reduction of the carrying value of the Mudi Field per SFAS 121.

Total interest and other financing costs for the first six months of 2001, including interest income, preferred stock dividends and other income, were $22 million, remaining constant from period to period.

                                EEX CORPORATION
                       SUMMARY OF SELECTED OPERATING DATA
                      FOR OIL AND GAS PRODUCING ACTIVITIES
                                  (UNAUDITED)

                                                                   Three Months Ended                       Six Months Ended
                                                                         June 30                                 June 30
                                                          ----------------------------------      ----------------------------------
                                                                2001               2000                 2001               2000
                                                          ---------------    ---------------      ---------------    ---------------
Sales volume
   Natural gas (Bcf) (a)..................................       10.6               13.8                 20.7               28.5
   Oil, condensate and natural gas liquids (MMBbls) (d)...        0.6                0.7                  1.3                1.5
     Total volumes (Bcfe) (a).............................       14.4               17.9                 28.6               37.2

Average sales price (b)
   Natural gas (per Mcf) (c)..............................     $ 3.13             $ 2.94               $ 3.50             $ 2.75
   Oil, condensate and natural gas liquids (per Bbl)......      26.79              27.23                25.79              27.17
     Total (per Mcfe) (c).................................       3.48               3.31                 3.72               3.17

Average costs and expenses (per Mcfe) (c)
   Production and operating (b)...........................     $ 0.62             $ 0.49               $ 0.61             $ 0.52
   Exploration............................................       0.57               0.53                 0.99               0.38
   Depletion, depreciation and amortization...............       1.12               1.40                 1.14               1.24
   General, administrative and other......................       0.22               0.27                 0.23               0.29
   Taxes, other than income...............................       0.29               0.12                 0.34               0.11

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


LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Net cash flows provided by operating activities for the six months ended June 30, 2001 were $23 million, an increase of $8 million over the same period of 2000, largely due to decreases in receivables and a favorable change in other liabilities offset by expenses associated with stacking the Arctic I rig and the assignment of the Arctic I contract during the first quarter 2001. Net cash flows used in investing activities for the six months ended June 30, 2001 were $96 million, a $6 million increase from cash flows used in investing activities for the same period of 2000. The increase in investing activities is primarily due to increased capital spending of $18 million and a decrease in proceeds from dispositions of property, plant and equipment of $12 million. This increase was offset by a favorable change in accruals of $23 million. Net cash flows provided by financing activities for the six months ended June 30, 2001 were $56 million, compared to $70 million for the same period of 2000.

Capital Budget

Capital expenditures during the first six months of 2001 were $101 million. The Onshore/Shelf segment invested $76 million in capital, including $25 million for the remainder of the gas delivery obligation to Encogen. Capital expenditures during the first six months of 2001 also include $14 million to purchase the lessor's equity interest. Capital expenditures for the remainder of 2001 are expected to be $60 million, for an estimated total of $161 million in 2001, compared to $181 million in 2000. The Onshore/Shelf segment is estimated to spend 70-75% of the remaining 2001 capital budget. Estimated capital expenditures for 2001 will exceed the Company's estimated operating cash flows by approximately $90 million. The Company intends to fund its remaining 2001 capital expenditures from operating cash flows, proceeds from asset sales, borrowings under the revolving credit agreement and/or additional funds from public and private debt offerings. See "Liquidity" and "Forward-Looking Statements--Uncertainties and Risks" below.

Liquidity

EEX has a $350 million revolving credit line with a group of banks that matures on June 27, 2002, of which $207 million was outstanding at June 30, 2001, all of which is classified in current liabilities at June 30, 2001. The revolving credit agreement limits, at all times, total debt, as defined in the credit agreement, to the lesser of 60% of capitalization, as defined, or $1 billion, and prohibits liens on property except under certain circumstances. As of June 30, 2001, the debt to capital ratio under the revolving credit agreement was 54% and unused available credit was approximately $100 million. The interest rate ranges from the London Inter-Bank Offered Rate (LIBOR) plus 0.55% to 1.30% per annum, plus a facility fee of 0.20% to 0.45% per annum, depending upon the debt to capital ratio. As of July 31, 2001, the Company had approximately $237 million outstanding under the revolving credit agreement.

As previously reported in EEX's 2000 Annual Report on Form 10-K, EEX's letters of credit supporting the capital lease obligation expired in this quarter. EEX elected to not replace the letters of credit and to purchase the lessor's equity interest, terminate the leases and assume directly the debt secured by the FPS and Pipelines, as provided in the agreements. The purchase price of the undivided interest in the FPS, computed in accordance with the schedule attached to the agreements, was $69 million. EEX borrowed the $69 million under the revolving credit agreement. The remainder of the capital lease obligation, debt of approximately $143 million secured by the FPS and Pipelines, was assumed by EEX. The termination of the capital lease obligation and assumption of the debt resulted in an increase of approximately $14 million in EEX's total debt and a corresponding increase in the carrying value of the FPS and Pipelines.

EEX is considering options to simplify its capital structure and restructure its
debt.  EEX intends to complete such a restructuring by the end of 2001.   The
restructuring would include refinancing the borrowings under the revolving credit agreement through new debt arrangements, and may include sales of
significant assets and repayment of the gas sales obligation.   The gas sales
obligation may be prepaid by paying a predetermined amount plus a make-whole for the hedges assumed by the purchaser. The refinancing would also include a new revolving credit agreement secured by oil and gas properties with borrowings limited to a borrowing base determined by the amount of reserves. (See the discussion in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Liquidity" and Notes 6 and 10 to Consolidated Financial Statements in Item 8 of EEX's 2000 Annual Report on Form 10-K). In the alternative, EEX may seek to renegotiate the terms of its current revolving credit facility. Such a renegotiation may include some or all of the elements of the restructuring described above.

As described above and in EEX's 2000 Annual Report on Form 10-K, preserving liquidity under EEX's current revolving credit agreement and restructuring its
debt involve many risks and uncertainties.   These risks and uncertainties are
described in "Forward-Looking Statements--Uncertainties and Risks" below. A significant adverse financial impact resulting from the occurrence of any or all of these factors prior to achieving debt restructuring would significantly impact EEX's liquidity and its ability to carry out its planned activities. In the absence of such debt restructuring or renegotiation of the terms of its current revolving credit facility, EEX may choose to reduce capital spending and sell assets sufficient to meet its current obligations. For a more detailed discussion, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Liquidity" in EEX's 2000 Annual Report on Form 10-K.

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

Capital Liquidity and Funding Risk--EEX is exposed to many risks in preserving liquidity under its existing revolving credit agreement, executing debt restructure and funding its investment plans (see the discussion above and in Item 7, "Liquidity and Capital Resources--Capital Budget" in EEX's 2000 Annual Report on Form 10-K). The amount available under the revolving credit agreement is limited by a debt to capital ratio; therefore, any event that decreases equity will reduce liquidity. The principal risks to liquidity are described below. Any decreases in capitalization through losses incurred from dry hole expense, asset write-downs, loss on sales or other reasons, or increases in borrowings or debt (as defined in the revolving credit agreement) will increase the debt to capital ratio and further limit available borrowings.

EEX's access to financial markets may be limited by general market conditions in or volatility of the markets, general conditions affecting the oil and gas industry, or by EEX's financial condition. No assurances can be given that EEX will be able to secure funds in these markets when necessary, or that such funds will be obtained on terms favorable to it. If EEX were unable to restructure its debt or renegotiate the terms of its existing revolving credit agreement, it would be required to curtail capital spending and sell assets sufficient to repay borrowings under the revolving credit agreement and meet its current obligations.

FPS and Pipeline Valuation--See the discussion under Item 1, "Strategy--Realize Value from the Cooper Floating Production System ("FPS") and Pipelines" and "U.S. Exploration and Development--Offshore--Cooper Floating Production System ("FPS") and Pipelines" and Note 11 to Consolidated Financial Statements in Item 8 of EEX's 2000 Annual Report on Form 10-K. The current carrying value of the FPS and Pipelines is based upon a development scenario in the greater Llano complex that utilizes these assets. Sale of the FPS and/or Pipelines would result in a required prepayment of the debt associated with the FPS and Pipelines. Prepayment of the notes prior to 2006 may require EEX to pay make-whole premiums. A sale transaction may adversely affect net income and reduce borrowing capacity. While management believes that it can realize the value of the FPS and Pipelines in a development in the greater Llano complex, there can be no assurance that this can be accomplished in the near term, or on favorable financial terms.

Valuation of Greater Llano Complex--The value of EEX's investment in the greater Llano complex is dependent upon market conditions for the sale of assets in the deepwater Gulf of Mexico, development of its Llano Field or Jason discovery, or other exploration success on its Llano complex leases. A reduction in value of these assets due to adverse drilling results, limited development plans or delays in development, reductions in estimated reserve quantities, or adverse economic conditions, would reduce the capitalization used in computing the debt to capital ratio which would decrease the amount of funds available to EEX to borrow under its revolving credit agreement.

Arctic I - Rig Commitment--The majority of the commitment associated with the Arctic I rig (See Note 17 to Consolidated Financial Statements in Item 8 and the discussion under "U.S. Exploration and Development--Offshore, Deepwater Gulf of Mexico Exploration" in EEX's 2000 Annual Report on Form 10-K) has been assumed, for budget and planning purposes, to be funded by EEX's co-owners in its Llano development and Llano complex appraisal program. When the drilling of the Llano No. 4 well is completed, EEX intends to continue drilling in the greater Llano complex with other industry participants. If the co-owners elect not to participate in these projects, and EEX cannot find other participants to share the costs of drilling, EEX would incur expenditures greater than forecast and be exposed to potentially higher dry hole cost. EEX currently has no firm commitment from co-owners for the use of the rig after the Llano No. 4 well.
EEX may also pursue subsidized contract assignments or stack the rig.

Effect of Adoption of SFAS No. 133--In January 2001, EEX adopted SFAS No. 133 (see the discussion in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Other Matters--New Accounting Standard" in EEX's 2000 Annual Report on Form 10-K). This accounting standard requires that EEX mark to market its hedge positions and report the result as an adjustment to shareholders' equity as other comprehensive income. If future gas prices are generally higher than EEX's contractual hedge prices, the resulting decrease to shareholders' equity would decrease available credit under the revolving credit agreement.

Volatility of Oil and Gas Markets and Commodity Prices--EEX's operations are highly dependent upon the prices of, and demand for, oil and gas. These prices have been, and are likely to continue to be, volatile. Prices are subject to fluctuations in response to a variety of factors that are beyond the control of EEX, such as worldwide economic and political conditions as they affect actions of OPEC and Middle East and other producing countries, and the price and availability of alternative fuels. EEX's hedging activities with respect to some of its projected oil and gas production, which are designed to protect against price declines, may prevent EEX from realizing the benefits of price increases above the levels of the hedges.

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

Estimating Reserves and Future Net Cash Flows--Uncertainties are inherent in estimating quantities and values of reserves and in projecting rates of production, net revenues and the timing of development expenditures. Reserve data represent estimates only of the recovery of hydrocarbons from underground accumulations and are often different from the quantities ultimately recovered. Downward adjustments in reserve estimates could adversely affect EEX. Also, any substantial decline in projected net revenues resulting from production of reserves, whether due to lower volumes or prices, could have a material adverse effect on EEX's financial position and results of operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Hedging activity for the second quarter ended June 30, 2001 resulted in a loss of approximately $2 million for natural gas. For the six months ended June 30, 2001, the hedging loss was approximately $10 million. The table below provides information about EEX's hedging instruments as of June 30, 2001. The Notional Amount is equal to the volumetric hedge position of EEX during the periods. The fair values of the hedging instruments, which have been recorded in other comprehensive income, are based on the difference between the applicable strike price and the New York Mercantile Exchange future prices for the applicable trading months.

                                                          NOTIONAL             AVERAGE            FAIR VALUE AT
                                                           AMOUNT           STRIKE PRICE          JUNE 30, 2001
                                                         (BBTU) (1)        (PER MMBTU) (2)        (IN THOUSANDS)
                                                      ----------------  ----------------------  ---------------
                                                                         FLOOR       CEILING
                                                                      ----------   -----------
Natural Gas Collars:
  July 2001 - September 2001..........................       2,760       $3.210       $4.723         $  913
  October 2001 - December 2001........................       2,760        3.242        4.962            596
  January 2002 - March 2002...........................       1,350        3.854        6.137            222
  April 2002 - June 2002..............................       1,365        3.374        5.658            158
                                                             -----                                   ------
     Total............................................       8,235                                   $1,889
                                                             =====                                   ======
                                                          NOTIONAL           AVERAGE          FAIR VALUE AT
                                                           AMOUNT          SWAP PRICE         JUNE 30, 2001
                                                         (BBTU) (1)      (PER MMBTU) (2)      (IN THOUSANDS)
                                                      -----------------------------------------------------
Natural Gas Swaps:
  July 2001 - September 2001..........................       1,840                $4.27             $ 1,964
  October 2001 - December 2001........................       1,840                 4.53               1,827
  January 2002 - March 2002...........................       2,700                 4.69               2,480
  April 2002 - June 2002..............................       2,730                 4.16               2,123
  July 2002 - September 2002..........................       2,760                 4.23               2,070
  October 2002 - December 2002........................       2,760                 4.39               1,952
                                                            ------                                  -------
     Total............................................      14,630                                  $12,416
                                                            ======                                  =======

----------
(1) Billions of British Thermal Units.
(2) Millions of British Thermal Units.

                          PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held on May 22, 2001, the shareholders elected two directors for terms expiring at the annual meeting in 2004, and ratified the appointment of Ernst & Young LLP as Independent Auditors for fiscal year 2001. In addition to the two directors elected at the meeting, Frederick
S. Addy, B. A. Bridgewater, Jr., Michael P. Mallardi and Howard H. Newman continued their respective terms of office after the meeting. Below is the result of the vote.

Election of Directors:

                                                                             Abstentions and
         Name                   Votes for               Withheld            Broker Non-Votes
-----------------------------------------------------------------------------------------------
Thomas M Hamilton             45,723,214                 600,688                  --
Frederick M. Lowther          45,773,146                 550,756                  --


Appointment of Ernst & Young LLP as Independent Auditors:

                                                              Abstentions and
            For                       Against                Broker Non-Votes
----------------------------------------------------------------------------------

        45,851,520                    426,571                    45,811


Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             None


        (b)  Reports on Form 8-K

             Current Report on Form 8-K filed May 23, 2001 and dated May 8, 2001 (news releases dated May 8 and May 17, 2001 concerning update of operations and change of operator of Llano field).

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        EEX CORPORATION
                                        (Registrant)



Dated:  August 3, 2001                  By:  /s/  R. S. Langdon
                                           ----------------------------------
                                             R. S. Langdon
                                             Executive Vice President,
                                             Finance and Administration,
                                             and Chief Financial Officer