Form 10-Q
period 2001-09-30
EEX CORP
filed 2001-11-02
CIK 1023060

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2001

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

                             Yes    X      No ___
                                   ---

Number of shares of Common Stock of Registrant outstanding as of October 31, 2001: 42,491,924

================================================================================

                        PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                                EEX CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                     Three Months Ended                     Nine Months Ended
                                                                       September 30                          September 30
                                                            ---------------------------------      -------------------------------
                                                                 2001               2000                2001              2000
                                                            --------------     --------------      --------------     ------------
                                                                           (In thousands, except per share amounts)
Revenues:
  Natural gas.............................................        $ 32,580            $44,021            $105,117         $122,216
  Oil, condensate and natural gas liquids.................          14,239             19,940              48,206           59,420
  Cogeneration operations.................................           1,306              1,664               5,194            5,915
  Other...................................................             365                358               1,392            1,579
                                                            --------------     --------------      --------------     ------------
     Total................................................          48,490             65,983             159,909          189,130
                                                            --------------     --------------      --------------     ------------

Costs and Expenses:
  Production and operating................................           8,547             10,076              25,958           29,402
  Exploration.............................................           8,662              7,880              37,068           22,134
  Depletion, depreciation and amortization................          17,633             24,608              50,227           70,857
  Impairment of producing oil and gas properties..........              --                 --                  --           12,200
  (Gain) Loss on sales of property, plant and equipment...         (29,176)             1,389             (28,841)           3,678
  Cogeneration operations.................................             992              1,405               4,460            4,793
  General, administrative and other.......................           2,956              4,638               9,457           15,554
  Taxes, other than income................................           2,300              3,412              11,966            7,403
                                                            --------------     --------------      --------------     ------------
     Total................................................          11,914             53,408             110,295          166,021
                                                            --------------     --------------      --------------     ------------

Operating Income..........................................          36,576             12,575              49,614           23,109
Other Income--Net.........................................              19                 47                  90              168
Interest Income...........................................             183                384                 784              725
Interest and Other Financing Costs........................          (7,519)            (8,861)            (23,096)         (24,819)
                                                            --------------     --------------      --------------     ------------
Income (Loss) Before Income Taxes.........................          29,259              4,145              27,392             (817)
Income Taxes..............................................           9,281                800               9,281            3,100
Minority Interest Third Party.............................              --              1,674                  --            3,062
                                                            --------------     --------------      --------------     ------------
Net Income (Loss).........................................          19,978              1,671              18,111           (6,979)
Preferred Stock Dividends.................................           3,652              3,373              10,741            9,923
                                                            --------------     --------------      --------------     ------------
Net Income (Loss) Applicable to Common Shareholders.......        $ 16,326            $(1,702)           $  7,370         $(16,902)
                                                            ==============     ==============      ==============     ============

Net Income (Loss) Per Share Available to
  Common Shareholders:
  Basic...................................................        $   0.39            $ (0.04)           $   0.18         $  (0.40)
                                                            ==============     ==============      ==============     ============
  Diluted.................................................        $   0.29            $ (0.04)           $   0.18         $  (0.40)
                                                            ==============     ==============      ==============     ============
Weighted Average Shares Outstanding:
  Basic...................................................          41,723             41,929              41,695           42,110
                                                            ==============     ==============      ==============     ============
  Diluted.................................................          69,863             41,929              41,798           42,110
                                                            ==============     ==============      ==============     ============

                            See accompanying notes.

                                EEX CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                                                 September 30             December 31
                                                                                     2001                     2000
                                                                                ---------------         ---------------
                                                                                             (In thousands)
                                     ASSETS
                                     ------
Current Assets:
   Cash and cash equivalents....................................................     $    5,965               $  19,791
   Accounts receivable--trade (net of allowance of $2,329 and $2,270)...........         62,222                  57,539
   Other........................................................................         20,924                  22,478
                                                                                   ------------            ------------
       Total current assets.....................................................         89,111                  99,808
                                                                                   ------------            ------------

Property, Plant and Equipment (at cost):
   Oil and gas properties (successful efforts method)...........................      1,013,523                 955,263
   Other........................................................................          8,617                   8,160
                                                                                   ------------            ------------
       Total....................................................................      1,022,140                 963,423
   Less accumulated depletion, depreciation and amortization....................        335,454                 323,875
                                                                                   ------------            ------------
       Net property, plant and equipment........................................        686,686                 639,548
                                                                                   ------------            ------------

Deferred Income Tax Assets......................................................         10,565                  19,846
Other Assets....................................................................         18,200                   4,866
                                                                                   ------------            ------------
       Total....................................................................     $  804,562               $ 764,068
                                                                                   ============            ============


                       LIABILITIES AND SHAREHOLDERS' EQUITY
                       ------------------------------------
Current Liabilities:
   Accounts payable--trade......................................................     $   55,902               $  76,999
   Bank revolving credit agreement..............................................        180,000                      --
   Capital lease obligations....................................................             --                  13,351
   Secured notes payable........................................................         16,278                      --
   Other........................................................................          6,398                   5,993
                                                                                   ------------            ------------
       Total current liabilities................................................        258,578                  96,343
                                                                                   ------------            ------------

Bank Revolving Credit Agreement.................................................             --                  75,000
Capital Lease Obligations.......................................................             --                 192,283
Secured Notes Payable...........................................................        120,795                      --
Gas Sales Obligation............................................................         63,191                  83,490
Other Liabilities...............................................................         10,336                  22,351
Minority Interest Third Party...................................................          5,000                   5,000
Shareholders' Equity:
   Preferred stock (10,000 shares authorized; 1,862 and 1,755 shares issued;
       Liquidation preference of $186,222 and $175,481).........................             19                      18
   Common stock ($0.01 par value; 150,000 shares authorized; 42,497 and
       42,256 shares issued)....................................................            432                     429
   Paid in capital..............................................................        756,761                 744,782
   Retained (deficit)...........................................................       (437,796)               (445,166)
   Unamortized restricted stock compensation....................................         (1,712)                 (1,067)
   Unearned compensation........................................................             --                    (349)
   Other comprehensive income...................................................         38,029                      --
   Treasury stock, at cost (817 and 808 shares).................................         (9,071)                 (9,046)
                                                                                   ------------            ------------
       Total shareholders' equity...............................................        346,662                 289,601
                                                                                   ------------            ------------
       Total....................................................................     $  804,562               $ 764,068
                                                                                   ============            ============

                            See accompanying notes.

                                EEX CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                           Nine Months Ended
                                                                                             September 30
                                                                                ------------------------------------
                                                                                      2001                 2000
                                                                                ---------------      ---------------
                                                                                            (In thousands)
OPERATING ACTIVITIES
  Net Income (Loss).........................................................        $    18,111          $    (6,979)
  Dry hole cost.............................................................              2,945                 (328)
  Depletion, depreciation and amortization..................................             50,227               70,857
  Impairment of producing oil and gas properties............................                 --               12,200
  Impairment of undeveloped leasehold.......................................              5,896                4,793
  Deferred income taxes.....................................................              9,281                3,100
  (Gain) Loss on sales of property, plant and equipment.....................            (28,841)               3,678
  Other.....................................................................            (13,826)             (18,954)
  Changes in current operating assets and liabilities:
   Accounts receivable......................................................             22,591              (18,493)
   Other current assets.....................................................              1,554               (1,768)
   Accounts payable.........................................................            (21,820)              (6,155)
   Other current liabilities................................................                405                3,224
                                                                                ---------------      ---------------
     Net cash flows provided by operating activities........................             46,523               45,175
                                                                                ---------------      ---------------

INVESTING ACTIVITIES
  Additions of property, plant and equipment................................           (136,657)            (127,422)
  Proceeds from dispositions of property, plant and equipment...............             59,470               11,760
  Other (changes in accruals)...............................................                723              (17,937)
                                                                                ---------------      ---------------
     Net cash flows used in investing activities............................            (76,464)            (133,599)
                                                                                ---------------      ---------------

FINANCING ACTIVITIES
  Borrowings under bank revolving credit agreement..........................            185,000              200,000
  Repayment of borrowings under bank revolving credit agreement.............            (80,000)             (86,000)
  Borrowings under short-term financing agreement...........................                 --               45,000
  Repayment of borrowings under short-term financing agreement..............                 --              (45,000)
  Deliveries under the gas sales obligation.................................            (20,299)             (16,047)
  Purchase of treasury stock................................................                (25)              (3,723)
  Purchase of lessor's equity interest in capital lease.....................            (54,416)                  --
  Minority interest third party.............................................                 --                3,062
  Payments of secured notes payable.........................................             (6,340)                  --
  Payments of capital lease obligations.....................................             (7,805)             (16,810)
                                                                                ---------------      ---------------
     Net cash flows provided by financing activities........................             16,115               80,482
                                                                                ---------------      ---------------

Net Decrease in Cash and Cash Equivalents...................................            (13,826)              (7,942)
Cash and Cash Equivalents at Beginning of Period............................             19,791               15,053
                                                                                ---------------      ---------------
Cash and Cash Equivalents at End of Period..................................        $     5,965          $     7,111
                                                                                ===============      ===============

Non-Cash Items:
  Conversion of forward purchase facilities to treasury stock...............        $        --          $     5,000


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

     EEX paid dividends in-kind on the preferred stock as follows:

                                 Amount of Dividends      Number of Preferred
                Date               (In millions)             Shares Issued
     -----------------------  ------------------------  ----------------------
      September 30, 2001               $3.7                      36,514
      June 30, 2001                    $3.6                      35,798
      March 31, 2001                   $3.5                      35,096

3. Payments under the gas sales obligation are amortized using the interest method through final pay out. Payments made during the third quarter of 2001 related to this obligation were $6 million. Payments made for the nine months ended September 30, 2001 were $20 million.

4. During the second quarter 2001, EEX terminated its capital lease obligation and assumed directly notes payable secured by the FPS and Pipelines when it elected not to replace expiring letters of credit supporting the capital lease obligation and to purchase the lessor's equity interest in the capital lease. The annual interest rate on the assumed secured notes is 7.54%. The principal payments under the secured notes are payable in annual installments due January 2 of each year (except 2006) with the final installment due in 2009. Prepayment of the notes prior to 2006 may require EEX to pay make-whole premiums.

     Principal payments as of September 30, 2001 under the secured notes are as follows (in thousands):

     2002...........................................          $  16,278
     2003...........................................             17,553
     2004...........................................             18,928
     2005...........................................             17,790
     Thereafter.....................................             66,524
                                                           ------------
          Total.....................................          $ 137,073
                                                           ============

5. The termination of the capital lease and assumption of the notes described in note 4, above, is reflected as a non-cash transaction in the Statement of Cash Flows for the nine months ended September 30, 2001.

     The Statement of Cash Flows for the nine months ended September 30, 2001 also reflects the impact of the adoption of SFAS No. 133, which resulted in a $38 million non-cash increase in shareholders' equity.

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

                                EEX CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


7. Earnings Per Share - The reconciliation between basic and diluted earnings per common share is as follows:

                                                                     Three Months Ended                    Nine Months Ended
                                                                        September 30                         September 30
                                                             --------------------------------     --------------------------------
                                                                  2001              2000               2001              2000
                                                             --------------    --------------     --------------    --------------
                                                                            (In thousands, except per share amounts)
Net income (loss) from continuing operations...............       $  16,326           $(1,702)           $ 7,370          $(16,902)
Effect of dilutive securities:
  Preferred stock dividends................................           3,652                --                 --                --
  Stock options............................................              44                --                 --                --
                                                              -------------    --------------     --------------    --------------
Net income (loss) from continuing operations applicable
  to common shareholders for diluted earnings per share....       $  20,022           $(1,702)           $ 7,370          $(16,902)
                                                              =============    ==============     ==============    ==============

Basic weighted average shares outstanding..................          41,723            41,929             41,695            42,110
Effect of dilutive securities:
  Preferred stock..........................................          27,907                --                 --                --
  Stock options............................................             233                --                103                --
                                                              -------------    --------------     --------------    --------------
Diluted weighted average shares outstanding................          69,863            41,929             41,798            42,110
                                                              =============    ==============     ==============    ==============

Net income (loss) per share available to common shareholders:
  Basic....................................................       $    0.39           $ (0.04)           $  0.18          $  (0.40)
                                                             ==============    ==============     ==============    ==============
  Diluted..................................................       $    0.29           $ (0.04)           $  0.18          $  (0.40)
                                                             ==============    ==============     ==============    ==============

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

                                                      Deepwater
                                             --------------------------
                                             Operations   FPS/Pipelines   Onshore/Shelf       International   Other(a)      Total
                                             ----------   -------------   -------------       -------------   --------      -----
Three months ended September 30, 2001:
-------------------------------------
Total Revenues.............................   $     --      $      --       $  32,015           $ 11,643      $   4,832    $ 48,490
Production and operating costs.............         --            306           4,980              3,261             --       8,547
Exploration costs..........................        940             --           7,236                486             --       8,662
Depletion, depreciation and amortization...         --          2,271          10,473              4,424            465      17,633
Other costs................................         --             --           2,297    (b)          --        (25,225)    (22,928)
                                             ----------   -------------   -------------       -------------   ---------    --------
Operating Income (Loss)....................       (940)        (2,577)          7,029              3,472         29,592      36,576
Interest Income and other..................         --             --              --                 --            202         202
Interest and other financing costs.........         --         (2,628)         (1,662)                --         (3,229)     (7,519)
                                             ----------   -------------   -------------       -------------   ---------    --------
Income (Loss) before income taxes..........   $   (940)     $  (5,205)      $   5,367           $  3,472      $  26,565    $ 29,259
                                             ==========   =============   =============       =============   =========    ========
Long-Lived Assets..........................   $ 69,341      $ 154,802       $ 431,080           $ 27,948      $   3,515    $686,686
                                             ==========   =============   =============       =============   =========    ========
Additions to Long-Lived Assets.............   $ (1,615)     $     (18)      $  36,174           $  1,248      $      88    $ 35,877
                                             ==========   =============   =============       =============   =========    ========

Three months ended September 30, 2000:
-------------------------------------
Total Revenues.............................   $     --      $      --       $  57,150           $ 14,019      $  (5,186)   $ 65,983
Production and operating costs.............         --            364           6,502              3,210             --      10,076
Exploration costs..........................      2,354             --           4,892                634             --       7,880
Depletion, depreciation and amortization...         --          1,232          14,178              8,771            427      24,608
Other costs................................         --             --           3,423    (b)          --          7,421      10,844
                                             ----------   -------------   -------------       -------------   ---------    --------
Operating Income (Loss)....................     (2,354)        (1,596)         28,155              1,404        (13,034)     12,575
Interest Income and other..................         --             --              --                 --            431         431
Interest and other financing costs.........         --         (3,543)         (2,309)                --         (3,009)     (8,861)
                                             ----------   -------------   -------------       -------------   ---------    --------
Income (Loss) before income taxes..........   $ (2,354)     $  (5,139)      $  25,846           $  1,404      $ (15,612)   $  4,145
                                             ==========   =============   =============       =============   =========    ========
Long-Lived Assets..........................   $ 75,645      $ 147,584       $ 437,187           $ 39,573      $   4,847    $704,836
                                             ==========   =============   =============       =============   =========    ========
Additions to Long-Lived Assets.............   $ 11,999      $    (497)      $  26,213           $  6,747      $     222    $ 44,684
                                             ==========   =============   =============       =============   =========    ========

                                EEX CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                                      Deepwater
                                             --------------------------
                                             Operations   FPS/Pipelines   Onshore/Shelf       International   Other(a)      Total
                                             ----------   -------------   -------------       -------------   --------      -----
Nine months ended September 30, 2001:
------------------------------------
Total Revenues.............................  $      --     $      --        $ 121,937            $ 39,415     $  (1,443)  $ 159,909
Production and operating costs.............         --           610           15,062              10,286            --      25,958
Exploration costs..........................     18,131            --           17,321               1,616            --      37,068
Depletion, depreciation and amortization...         --         4,899           29,916              14,030         1,382      50,227
Other costs................................         --             3           12,063    (b)           --       (15,024)     (2,958)
                                             ----------   -------------   -------------       -------------   ---------     -------
Operating Income (Loss)....................    (18,131)       (5,512)          47,575              13,483        12,199      49,614
Interest Income and other..................         --            --               --                  --           874         874
Interest and other financing costs.........         --        (9,427)          (5,474)                 --        (8,195)    (23,096)
                                             ----------   -------------   -------------       -------------   ---------     -------
Income (Loss) before income taxes..........  $ (18,131)    $ (14,939)       $  42,101            $ 13,483     $   4,878   $  27,392
                                             ==========   =============   =============       =============   =========   =========
Long-Lived Assets..........................  $  69,341     $ 154,802        $ 431,080            $ 27,948     $   3,515   $ 686,686
                                             ==========   =============   =============       =============   =========   =========
Additions to Long-Lived Assets.............  $   4,529     $  13,499        $ 111,877            $  6,287     $     465   $ 136,657
                                             ==========   =============   =============       =============   =========   =========

Nine months ended September 30, 2000:
------------------------------------
Total Revenues.............................  $      --     $      --        $ 150,837            $ 41,178     $  (2,885)  $ 189,130
Production and operating costs.............         --           613           17,708              11,081            --      29,402
Exploration costs..........................      6,520            --           13,761               1,853            --      22,134
Depletion, depreciation and amortization...         --         3,278           46,325              19,971         1,283      70,857
Impairment of producing oil and gas
  properties...............................         --            --              200              12,000            --      12,200
Other costs................................         --            --            7,997    (b)           --        23,431      31,428
                                             ----------   -------------   -------------       -------------   ---------     -------
Operating Income (Loss)....................     (6,520)       (3,891)          64,846              (3,727)      (27,599)     23,109
Interest Income and other..................         --            --               --                  --           893         893
Interest and other financing costs.........         --       (10,571)          (7,553)                 --        (6,695)    (24,819)
                                             ----------   -------------   -------------       -------------   ---------     -------
Income (Loss) before income taxes..........  $  (6,520)    $ (14,462)       $  57,293            $ (3,727)    $ (33,401)  $    (817)
                                             ==========   =============   =============       =============   =========   =========
Long-Lived Assets..........................  $  75,645     $ 147,584        $ 437,187            $ 39,573     $   4,847   $ 704,836
                                             ==========   =============   =============       =============   =========   =========
Additions to Long-Lived Assets.............  $  26,531     $   6,711        $  75,821            $ 10,981     $   1,027   $ 121,071
                                             ==========   =============   =============       =============   =========   =========

____________________
(a) Includes primarily Cogeneration Plant Operations, General and Administrative, gains/loss on hedging and sale of assets.
(b)  Includes taxes other than income.


9. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was adopted January 1, 2001. This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. The manner of accounting for gains or losses resulting from changes in the values of derivatives is determined by the use of the derivative and whether it qualifies for hedge accounting. The effect of adoption on January 1, 2001 was a decrease to shareholders' equity of approximately $20 million. As of September 30, 2001, shareholders' equity increased by $38 million in accordance with the statement.

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

RESULTS OF OPERATIONS

Quarters Ended September 30, 2001 and 2000

For the third quarter of 2001, EEX reported net income applicable to common shareholders of $16 million ($0.39 per share), versus a net loss applicable to common shareholders of $2 million ($0.04 per share) for the same period in 2000. The current quarter's net income includes net after-tax gains from the sale of assets of $20 million, primarily arising from the sale of the Llano Field in September 2001 for $50 million in cash and an overriding royalty interest of up to 1% of future production. Excluding these gains on asset sales, the third quarter of 2001 resulted in a net loss of $4 million or ($0.09) per share.

For the third quarter of 2001, total revenues were $48 million, 27% lower than total revenues in the third quarter of 2000. Natural gas revenues for the third quarter of 2001 were 26% lower than the same quarter of 2000. This decrease was due to a 17% decrease in production and an 11% decrease in the average natural gas sales price. Natural gas production for the third quarter of 2001 was 11 billion cubic feet ("Bcf"), compared with 14 Bcf in the same period of 2000.
The decrease in production is primarily a result of the sale of the offshore shelf properties in December 2000. The average natural gas sales price per thousand cubic feet ("Mcf") was $2.89 in the third quarter of 2001, compared with $3.25 in the same period of 2000. The average natural gas sales price for the third quarter 2001 includes hedging gains of $4 million and 5,520 billion British thermal units ("BBtu") delivered under fixed-price physical delivery contracts and the gas sales obligation at an average price of $2.49 per million British thermal units ("MMBtu"). The average natural gas sales price of $3.25 per Mcf for the third quarter 2000 includes hedging losses of $7 million and 3,099 BBtu delivered under the gas sales obligation at an average price of $2.41 per MMBtu. Oil revenues for the third quarter of 2001 decreased 29% from the same quarter of 2000. This decrease was due to a 24% decrease in the average oil sales price and a 6% decrease in production. Production declined primarily due to the sale of the offshore shelf properties in December 2000. The average oil price per barrel during the third quarter of 2001 was $23.81 compared to $31.33 for the same period of 2000.

Costs and expenses for the third quarter of 2001 were $12 million, compared with $53 million in 2000. Expenses for the third quarter of 2001 were $41 million, compared to $52 million for the same period of 2000, excluding the impact of asset sales in each period. Operating expenses (production and operating, general, administrative and other, and taxes other than income) were $14 million in the current quarter, 24% lower than the third quarter of 2000. Production and operating, general, administrative and other and taxes, other than income decreased primarily due to the sale of the offshore shelf properties. Exploration expenses for the third quarter of 2001 were $9 million, compared to $8 million for the same period of 2000. This increase was primarily due to approximately $2 million in onshore dry hole costs offset by lower geological and geophysical expenses. Depletion, depreciation and amortization for the third quarter of 2001 was $18 million, $7 million lower than the same period of
2000, primarily due to the sale of the offshore shelf properties.   Gain on
sales of property, plant and equipment for the third quarter 2001 was $29 million, compared to a loss on sales of property, plant and equipment of $1 million in 2000. The gain is associated primarily with the sale of the Llano Field.

Total interest and other financing costs for the third quarter of 2001, including interest income, preferred stock dividends and other income, were $11 million, a $1 million decrease from the same period of 2000.

Nine Months Ended September 30, 2001 and 2000

For the nine months ended September 30, 2001, EEX reported net income applicable to common shareholders of $7 million ($0.18 per share), versus a net loss applicable to common shareholders of $17 million ($0.40 per share) for the same period in 2000. The current year's net income includes net after-tax gains from the sale of assets of $20 million, primarily arising from the sale of the Llano Field in September 2001. Excluding the gains on asset sales, the nine months ended September 30, 2001 resulted in a net loss of $12 million or ($0.29) per share.

For the nine months ended September 30, 2001, total revenues were $160 million, 15% lower than total revenues for the nine months ended September 30, 2000. Natural gas revenues for the first nine months of 2001 were 14% lower than the first nine months of 2000. This decrease was due to a 24% decrease in production, offset by a 13% increase in average natural gas sales prices. The average natural gas sales price per Mcf was $3.28 for the first nine months of 2001, compared with $2.91 in the same period of 2000. The average natural gas sales price for the nine months ended September 30, 2001 includes hedging losses of $6 million and 16,367 BBtu delivered under fixed-price physical delivery contracts and the gas sales obligation at an average price of $2.61 per MMBtu. The average natural gas sales price of $2.91 per Mcf for the nine months ended September 30, 2000 includes hedging losses of $9 million and 9,849 BBtu delivered under the gas sales obligation at an average price of $2.51 per MMBtu. Natural gas production for the first nine months of 2001 was 32 Bcf, compared with 42 Bcf in the same period of 2000. The decrease in production is primarily due to the sale of the offshore shelf properties. Oil revenues decreased 19%, due to decreased production, primarily due to the sale of the offshore shelf properties and a decline in average prices. The average oil price during the first nine months of 2001 decreased to $25.41 from $28.61.

Costs and expenses for the first nine months of 2001 were $110 million, compared with $166 million for the same period of 2000. Year-to-date expenses were $139 million, compared to $162 million for the same period last year, excluding the impact of asset sales in each period. Operating expenses (production and operating, general, administrative and other, and taxes other than income) were $47 million for the nine months ended September 30, 2001 compared with $52 million for the same period of 2000. Production and operating and general, administrative and other costs were lower, offset by increased taxes, other than income. Production and operating costs decreased primarily as a result of the sale of the offshore shelf properties, offset by an increase in workover expense. Exploration expenses for the first nine months of 2001 increased to $37 million, compared to $22 million for the same period of 2000. Exploration expense includes approximately $14 million in costs associated with the stacking of the Arctic I rig and recognition of the net cost associated with the assignment of the Arctic I contract through May 2001. Since early June 2001, the Arctic I contract was fully assumed by third parties for the drilling of one well expected to be completed in the fourth quarter 2001. Depletion, depreciation and amortization for the first nine months of 2001 was $50 million, $21 million lower than the same period of 2000, primarily due to the sale of the offshore shelf properties. A $12 million charge from the reduction of the carrying value of the Mudi Field per SFAS 121 was recorded during the second quarter of 2000. Gain on sales of property, plant and equipment for the nine months ended 2001 was $29 million compared to a loss of $4 million for the same period of 2000. The gain is associated primarily with the sale of the Llano Field during the third quarter of 2001.

Total interest and other financing costs for the first nine months of 2001, including interest income, preferred stock dividends and other income, were $33 million, a $1 million decrease from the same period of 2000.

                                EEX CORPORATION
                      SUMMARY OF SELECTED OPERATING DATA
                     FOR OIL AND GAS PRODUCING ACTIVITIES
                                  (UNAUDITED)

                                                                     Three Months Ended                   Nine Months Ended
                                                                        September 30                        September 30
                                                              -------------------------------     -------------------------------
                                                                   2001             2000               2001             2000
                                                              --------------   --------------     --------------   --------------
Sales volume
     Natural gas (Bcf) (a)..................................        11.3             13.5               32.0             42.0
     Oil, condensate and natural gas liquids (MMBbls) (d)...         0.6              0.6                1.9              2.1
       Total volumes (Bcfe) (a).............................        14.9             17.4               43.5             54.6

Average sales price (b)
     Natural gas (per Mcf) (c)..............................      $ 2.89           $ 3.25             $ 3.28           $ 2.91
     Oil, condensate and natural gas liquids (per Bbl)......       23.42            31.01              25.04            28.35
       Total (per Mcfe) (c).................................        3.14             3.68               3.52             3.33

Average costs and expenses (per Mcfe) (c)
     Production and operating (b)...........................      $ 0.57           $ 0.58             $ 0.60           $ 0.54
     Exploration............................................        0.58             0.45               0.85             0.41
     Depletion, depreciation and amortization...............        1.18             1.41               1.15             1.30
     General, administrative and other......................        0.20             0.27               0.22             0.29
     Taxes, other than income...............................        0.15             0.20               0.27             0.14

_______________________
(a) Billion cubic feet or billion cubic feet equivalent, as applicable. Ratio of six Mcf of natural gas to one barrel of crude oil, condensate or natural gas liquids.
(b)  Before related production, severance and ad valorem taxes.
(c) One thousand cubic feet or one thousand cubic feet equivalent, as applicable. Ratio of six Mcf of natural gas to one barrel of crude oil, condensate or natural gas liquids.
(d)  One million barrels of crude oil or other liquid hydrocarbons.


Recent Developments - Onshore

EEX's Onshore U.S. operations achieved a 93% success rate in the 28 wells drilled in the third quarter. In the development drilling program, 25 of 26 wells resulted in productive completions and all were flowing to sales at the end of the third quarter. One of the two exploration wells drilled is productive and is waiting on a pipeline connection.

For the year to date, the Onshore program has achieved an 86% success rate in a 59 well program. The development well success rate is 89% in 55 wells drilled, and the exploration well success rate is 50% in 4 wells drilled. At the end of the third quarter, an additional 5 wells are in process of completion and 6 wells are drilling. The Company anticipates drilling 72 onshore wells this year.

During the quarter, eight wells were completed at the Langtry Field, Val Verde Basin, Texas, (EEX 50% working interest) and tied to sales with a combined gross initial flow rate of 20 million cubic feet of gas ("MMcf") per day. At the end of the quarter, gross field production was 44 MMcf per day (16.5 MMcf per day net to EEX after royalties). At the Vaquillas Ranch Field (EEX 100% working interest), six wells were completed and tied to sales in the quarter with a combined gross initial flow rate of 14.5 million cubic feet of gas equivalent ("MMcfe") per day. Field production rates at the end of the quarter were 21 MMcfe per day gross (16 MMcfe per day net to EEX after royalties).

Effective September 1, 2001, EEX sold its non-operating interest in the Sheridan Field in South Texas for $8.7 million. At the time of the sale EEX's share of production from the field was approximately 1.6 MMcfe per day.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Net cash flows provided by operating activities for the nine months ended September 30, 2001 were $47 million, an increase of $1 million over the same period of 2000. This increase was due to a $22 million decrease in receivables for the nine months ended 2001 compared to an increase of $18 million in receivables for the comparative period of 2000. This was offset by a decrease in payables primarily related to funding of the pension plan during the year and expenses associated with stacking the Arctic I rig and the assignment of the Arctic I contract during the first quarter 2001. Net cash flows used in investing activities for the nine months ended September 30, 2001 were $76 million, a $57 million decrease from cash flows used in investing activities for the same period of 2000. The decrease in investing activities is primarily due to an increase in proceeds from dispositions of property, plant and equipment of $48 million, primarily related to the sale of the Llano Field in the third quarter of 2001. This increase was offset by increased capital spending of $9 million and a favorable change in accruals of $19 million. Net cash flows provided by financing activities for the nine months ended September 30, 2001
were $16 million, compared to $80 million for the same period of 2000.   This
was primarily due to purchasing the lessor's equity interest and terminating the capital lease during the second quarter of 2001 and decreased net borrowings during the nine months ended September 30, 2001 compared to the same period of 2000.

Capital Budget

Capital expenditures during the first nine months of 2001 were $137 million. The Onshore/Shelf segment invested $112 million in capital, including $25 million to satisfy the remainder of the gas delivery obligation to Encogen One Partners, Ltd. Capital expenditures during the first nine months of 2001 also include $14 million associated with the purchase of the lessor's equity interest in the capital lease associated with the FPS and Pipelines. Capital expenditures for the last quarter of 2001 are expected to be approximately $13 million, for an estimated total of $150 million in 2001, compared to $181 million in 2000. The Onshore/Shelf segment is estimated to spend 75-80% of the remaining 2001 capital budget. Estimated capital expenditures for 2001 will exceed EEX's estimated operating cash flows by approximately $90 million. EEX intends to fund its remaining 2001 capital expenditures from operating cash flows, proceeds from asset sales, and borrowings under the revolving credit agreement. The 2002 capital budget has not been finalized but is not expected to exceed EEX's operating cash flows. See "Liquidity" and "Forward-Looking Statements --Uncertainties and Risks" below.

Liquidity

EEX has a $350 million revolving credit line with a group of banks that matures on June 27, 2002, of which $180 million was outstanding at September 30, 2001, all of which is classified in current liabilities. The revolving credit agreement limits, at all times, total debt, as defined in the credit agreement, to the lesser of 60% of capitalization, as defined, or $1 billion, and prohibits liens on property except under certain circumstances. As of September 30, 2001, the debt to capital ratio under the revolving credit agreement was 48% and unused available credit was approximately $170 million. The interest rate ranges from the London Inter-Bank Offered Rate (LIBOR) plus 0.55% to 1.30% per annum, plus a facility fee of 0.20% to 0.45% per annum, depending upon the debt to capital ratio. As of October 31, 2001, EEX had approximately $210 million outstanding under the revolving credit agreement.

During the second quarter of 2001, EEX elected to not replace the expiring letters of credit supporting the capital lease obligation associated with the FPS and Pipelines and to purchase the lessor's equity interest, terminate the capital lease and assume directly the debt secured by the FPS and Pipelines, as provided in the agreements. EEX assumed the remainder of the capital lease obligation, debt of approximately $137 million, of which $16 million is classified in current liabilities, at September 30, 2001.

During the third quarter, EEX sold its interest in the Llano Field for $50 million cash plus an overriding royalty interest of 1/2 of 1% for the first 100 million barrels of oil equivalent total production from the Llano Field and 1% on all production thereafter. The proceeds were used to pay down debt. The Company intends to sell all of its interests in Indonesia, including its interest in the Tuban Block, before the end of 2001. The book value of the properties is approximately $27 million and the proceeds from the anticipated sale will be used to reduce debt.

In December 1999, EEX E&P L.P., a limited partnership indirectly half-owned by EEX ("E&P L.P."), entered into a prepaid forward sale agreement, the gas sales obligation, for approximately 50 Bcfe of production from E&P L.P. to be delivered from January 2000 through December 2004. The gas sales obligation is secured by the oil and gas properties of E&P L.P. The gas sales obligation may be prepaid by paying a predetermined amount of approximately $63 million at September 30, 2001 plus a make-whole for the hedges assumed by the purchaser. Because of the structure of the transaction, the gas sales obligation is not included in the definition of debt for purposes of determining the debt to capital ratio under the bank revolving credit agreement.

In September 2001, EEX began a private offering of $350 million of senior notes as a part of its plan to simplify its capital structure and restructure its debt. The offering was deferred because of disruptions in the bond market following the events of September 11. Consequently, EEX has begun discussions with the agent banks under the revolving credit agreement to replace that facility. EEX is seeking a new borrowing base facility that will extend the maturity of its principal credit facility. The new facility would be secured by oil and gas properties with borrowings limited to a borrowing base determined by the amount of reserves. The restructuring may include prepayment of the gas sales obligation (including related make-whole amounts). See the discussion in
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Liquidity" and Notes 6 and 10 to Consolidated Financial Statements in Item 8 of EEX's 2000 Annual Report on Form 10-K. There can be no assurances that EEX will be able to successfully negotiate an acceptable credit facility. If the Company is unable to negotiate a new credit facility, it may be unable to maintain certain of its covenants under its revolving credit agreement which could restrict its ability to draw additional funds and/or accelerate the maturity of the outstanding indebtedness under the revolving credit agreement. In such event, EEX may be required to reduce capital spending and/or sell assets sufficient to meet its current obligations. EEX will continue to evaluate the bond market with the intent of recommencing its debt offering when market conditions are favorable. There can be no assurances that market conditions will improve to permit EEX to access the bond market. Risks concerning EEX's liquidity are further discussed in "Capital Liquidity and Funding Risk" below.

As described above and in EEX's 2000 Annual Report on Form 10-K, preserving liquidity under EEX's current revolving credit agreement and restructuring its debt involve many risks and uncertainties. These risks and uncertainties are described in "Forward-Looking Statements--Uncertainties and Risks" below. A significant adverse financial impact resulting from the occurrence of one or more of these risks and uncertainties prior to achieving debt restructuring would significantly impact EEX's liquidity and its ability to carry out its planned activities.


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

EEX's access to financial markets may be limited by general market conditions in or volatility of the markets, general conditions affecting the oil and gas industry, or by EEX's financial condition. No assurances can be given that EEX will be able to secure funds in these markets when necessary, or that such funds will be obtained on terms favorable to it. If EEX were unable to restructure its debt or renegotiate the terms of its existing revolving credit agreement, it may be required to curtail capital spending and/or sell assets sufficient to repay borrowings under the revolving credit agreement and meet its current obligations.

FPS and Pipeline Valuation--See the discussion under Item 1, "Strategy--Realize Value from the Cooper Floating Production System ("FPS") and Pipelines" and "U.S. Exploration and Development--Offshore--Cooper Floating Production System ("FPS") and Pipelines" and Note 11 to Consolidated Financial Statements in Item 8 of EEX's 2000 Annual Report on Form 10-K. The current carrying value of the FPS and Pipelines of approximately $155 million is based upon a development scenario in the greater Llano complex that utilizes these assets. The Llano Field operator has requested a proposal from EEX to evaluate the potential use of the FPS and Pipelines for a Llano development scenario. EEX and its co-owner are preparing a bid for submittal to the operator. If the Llano Field owners do not accept the bid, then valuing these assets based solely upon the potential development of prospects in the greater Llano complex other than the Llano Field may no longer be appropriate. An alternate method of valuing the assets may result in a lower carrying value resulting in an asset impairment charge and a reduction in equity. A sale of the FPS and/or Pipelines would result in a required prepayment of the debt associated with the FPS and Pipelines. Prepayment of the notes prior to 2006 may require EEX to pay make-whole premiums. While management believes that it can realize the value of the FPS and Pipelines in a development in the greater Llano complex, there can be no assurance that this can be accomplished in the near term, or on favorable financial terms.

Valuation of Greater Llano Complex--The value of EEX's investment in the greater Llano complex is dependent upon market conditions for the sale of assets in the deepwater Gulf of Mexico, development of its Jason discovery or other exploration and appraisal success on its remaining Llano complex leases. A reduction in value of these assets due to adverse drilling results, limited development plans or delays in development, reductions in estimated reserve quantities, or adverse economic conditions, would reduce the capitalization used in computing the debt to capital ratio which would decrease the amount of funds available to EEX to borrow under its revolving credit agreement.

Arctic I - Rig Commitment--The majority of the commitment associated with the Arctic I rig (See Note 17 to Consolidated Financial Statements in Item 8 and the discussion under "U.S. Exploration and Development--Offshore, Deepwater Gulf of Mexico Exploration" in EEX's 2000 Annual Report on Form 10-K) has been assumed, for budget and planning purposes, to be funded by EEX's prospective participants in its Llano complex exploration and appraisal program. When the Arctic I is returned to EEX after the drilling of its current well, EEX intends to continue drilling in the greater Llano complex if it is able to obtain participation of other industry participants. EEX currently has no firm commitment from co-owners or other potential participants for the use of the rig. EEX may also pursue subsidized contract assignments or stack the rig. If EEX cannot find other participants to share the costs of drilling, EEX would incur expenditures greater than forecast that could negatively impact equity.

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

Volatility of Oil and Gas Markets and Commodity Prices--EEX's operations are highly dependent upon the prices of, and demand for, oil and gas. These prices have been, and are likely to continue to be, volatile. Prices are subject to fluctuations in response to a variety of factors that are beyond the control of EEX, such as worldwide economic and political conditions as they affect actions of OPEC and Middle East and other producing countries, and the price and availability of alternative fuels. EEX's hedging activities with respect to some of its projected gas production, which are designed to protect against price declines, may prevent EEX from realizing the benefits of price increases above the levels of the hedges.

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

Offshore Risks--EEX's Gulf of Mexico oil and gas prospects include properties located in water depths greater than 2,000 feet where operations are by their nature more difficult than drilling operations conducted on land in established producing areas. Deepwater drilling and operations require the application of more advanced technologies that involve a higher risk of mechanical failure and can result in significantly higher drilling and operating costs which, in turn, can require greater capital investment than anticipated and materially change the expected future value of offshore development projects. The size of oil and gas reserves determined through exploration and confirmation drilling operations must ultimately be significant enough to justify the additional capital required to construct and install production and transportation systems and drill development wells. Development of any discoveries made pursuant to EEX's Deepwater exploration program may not return any profit to it and could result in an economic loss. Furthermore, offshore operations require a significant amount of time between the discovery and the time the gas or oil is actually marketed, increasing the market risk involved with such operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Hedging activity for the third quarter ended September 30, 2001 resulted in a gain of approximately $4 million for natural gas. For the nine months ended September 30, 2001, the hedging loss was approximately $6 million. The table below provides information about EEX's hedging instruments as of September 30, 2001. The Notional Amount is equal to the volumetric hedge position of EEX during the periods. The fair values of the hedging instruments, which have been recorded in other comprehensive income, are based on the difference between the applicable strike price and the New York Mercantile Exchange future prices for the applicable trading months.

                                               Notional                       Average                      Fair Value at
                                                Amount                     Strike Price                  September 30, 2001
                                              (BBtu) (1)                  (Per MMBtu) (2)                  (In thousands)
                                         -------------------      -------------------------------     -----------------------
                                                                      Floor            Ceiling
                                                                  -------------     -------------
Natural Gas Collars:
  October 2001 - December 2001........           2,760                $3.242            $4.962                 $2,783
  January 2002 - March 2002...........           1,350                 3.854             6.137                  1,393
  April 2002 - June 2002..............           1,365                 3.374             5.658                    813
                                         -------------------                                          -----------------------
     Total............................           5,475                                                         $4,989
                                         ===================                                          =======================

                                                 Notional                     Average                   Fair Value at
                                                  Amount                     Swap Price               September 30, 2001
                                                (BBtu) (1)                (Per MMBtu) (2)               (In thousands)
                                         -----------------------      -----------------------      -----------------------
Natural Gas Swaps:
  October 2001 - December 2001........            2,150                         $4.24                      $ 4,380
  January 2002 - March 2002...........            4,500                          4.38                        7,026
  April 2002 - June 2002..............            4,550                          3.95                        5,308
  July 2002 - September 2002..........            4,600                          4.03                        5,209
  October 2002 - December 2002........            4,600                          4.20                        5,015
  January 2003 - March 2003...........            2,700                          3.93                        1,708
  April 2003 - June 2003..............            2,730                          3.59                        1,451
  July 2003 - September 2003..........            2,760                          3.67                        1,485
  October 2003 - December 2003........            2,760                          3.84                        1,458
                                         -----------------------                                   -----------------------
     Total............................           31,350                                                    $33,040
                                         =======================                                   =======================

______________________

(1) Billions of British Thermal Units.
(2) Millions of British Thermal Units.

                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              10.1 Purchase and Sale Agreement dated August 30, 2001, between
                   EEX and Amerada Hess Corporation, without exhibits and schedules.

         (b)  Reports on Form 8-K

              Current Report on Form 8-K filed August 1, 2001 and dated July 27, 2001 (news release --- second quarter results conference call).

              Current Report on Form 8-K filed September 10, 2001 and dated September 4, 2001 (news releases --- onshore performance, Sheridan Field sale and Llano Field sale).

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        EEX CORPORATION
                                        (Registrant)



Dated:  November 2, 2001                By:  /s/ R. S. Langdon
                                             ---------------------------------
                                             R. S. Langdon
                                             Executive Vice President,
                                             Finance and Administration,
                                             and Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number            Description
-------           -----------
 10.1             Purchase and Sale Agreement dated August 30, 2001, between
                  EEX and Amerada Hess Corporation, without exhibits and schedules.