Form 10-Q
period 2002-03-31
EEX CORP
filed 2002-05-15
CIK 1023060

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2002

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period from ____________to____________.

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

                              Yes   X   No _____
                                  -----

Number of shares of Common Stock of Registrant outstanding as of April 30, 2002:
42,487,395

================================================================================

                         PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

                                EEX CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                                     Three Months Ended
                                                                                          March 31
                                                                                ----------------------------
                                                                                    2002            2001
                                                                                ------------    ------------
                                                                                    (In thousands, except
                                                                                     per share amounts)
Revenues:
    Natural gas..............................................................   $     36,331    $     39,486
    Oil, condensate and natural gas liquids..................................          2,083           3,265
    Cogeneration operations..................................................          1,139           2,045
    Other....................................................................            958             804
                                                                                ------------    ------------
         Total...............................................................         40,511          45,600
                                                                                ------------    ------------

Costs and Expenses:
    Production and operating.................................................          6,238           4,942
    Exploration..............................................................          5,724          19,711
    Depletion, depreciation and amortization.................................         12,130          11,440
    (Gain) Loss on sales of property, plant and equipment....................            (17)            302
    Cogeneration operations..................................................            801           1,875
    General, administrative and other........................................          4,383           3,313
    Taxes, other than income.................................................          1,857           5,545
                                                                                ------------    ------------
         Total...............................................................         31,116          47,128
                                                                                ------------    ------------

Operating Income (Loss) from Continuing Operations...........................          9,395          (1,528)
Other Income--Net............................................................             28               2
Interest Income .............................................................            529             396
Interest and Other Financing Costs ..........................................         (6,162)         (7,812)
                                                                                ------------    ------------

Income (Loss) from Continuing Operations Before Income Taxes.................          3,790          (8,942)
Income Taxes.................................................................             --              --
                                                                                ------------    ------------
Income (Loss) from Continuing Operations.....................................          3,790          (8,942)

Discontinued Operations:
Income from Discontinued Operations, Net of Income Taxes.....................          2,701           4,693
                                                                                ------------    ------------

Net Income (Loss)............................................................          6,491          (4,249)
Preferred Stock Dividends....................................................          3,799           3,510
                                                                                ------------    ------------
Net Income (Loss) Applicable to Common Shareholders..........................   $      2,692    $     (7,759)
                                                                                ============    ============

Basic and Diluted Earnings Per Share:
    Net Loss from Continuing Operations .....................................   $      (0.00)   $      (0.30)
                                                                                ============    ============
    Net Income from Discontinued Operations..................................   $       0.06    $       0.11
                                                                                ============    ============
    Net Income (Loss) Applicable to Common Shareholders......................   $       0.06    $      (0.19)
                                                                                ============    ============

Weighted Average Shares Outstanding:
    Basic and Diluted .......................................................         41,860          41,648
                                                                                ============    ============

                            See accompanying notes.

                                EEX CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                                                       March 31            December 31
                                                                                         2002                 2001
                                                                                     -----------          -------------
                                                                                             (In thousands)
                                      ASSETS
                                      ------
Current Assets:
    Cash and cash equivalents....................................................    $   109,027          $   136,618
    Accounts receivable--trade (net of allowance of $2,781 and $2,780)...........         16,816               29,651
    Natural gas hedging derivatives..............................................             --               23,203
    Assets held for sale (net of allowance of $1,650) ...........................         15,683               13,174
    Other........................................................................          3,496                1,871
                                                                                     -----------          -----------
         Total current assets....................................................        145,022              204,517
                                                                                     -----------          -----------

Property, Plant and Equipment (at cost):
    Oil and gas properties (successful efforts method)...........................        890,302              873,008
    Other........................................................................          8,664                8,668
                                                                                     -----------          -----------
         Total...................................................................        898,966              881,676
    Less accumulated depletion, depreciation and amortization....................        376,406              362,128
                                                                                     -----------          -----------
         Net property, plant and equipment.......................................        522,560              519,548
                                                                                     -----------          -----------

Net property, plant and equipment held for sale .................................         16,342               18,107

Other assets.....................................................................          3,068                7,946
                                                                                     -----------          -----------
         Total...................................................................    $   686,992          $   750,118
                                                                                     ===========          ===========

                              LIABILITIES AND SHAREHOLDERS' EQUITY
                              ------------------------------------
Current Liabilities:
    Accounts payable--trade......................................................    $    30,048          $    42,443
    Bank revolving credit agreement..............................................        325,000              325,000
    Secured notes payable........................................................         14,642               13,579
    Liabilities held for sale ...................................................          3,500                6,132
    Other........................................................................          3,126                7,118
                                                                                     -----------          -----------
         Total current liabilities...............................................        376,316              394,272
                                                                                     -----------          -----------

Secured Notes Payable............................................................         86,122              100,764
Gas Sales Obligation.............................................................         52,463               59,937
Other Liabilities................................................................         11,759                9,357
Minority Interest Third Party....................................................          5,000                5,000
Shareholders' Equity:
    Preferred stock (10,000 shares authorized; 1,937 and 1,899 shares issued;
         Liquidation preference of $193,745 and $189,946)........................             19                   19
    Common stock ($0.01 par value; 150,000 shares authorized; 42,487 and
         42,496 shares issued)...................................................            432                  432
    Paid in capital..............................................................        764,282              760,484
    Retained (deficit)...........................................................       (602,920)            (605,612)
    Unamortized restricted stock compensation....................................         (1,144)              (1,403)
    Other comprehensive income...................................................          3,749               35,954
    Treasury stock, at cost (826 and 817 shares).................................         (9,086)              (9,086)
                                                                                     -----------          -----------
         Total shareholders' equity..............................................        155,332              180,788
                                                                                     -----------          -----------
         Total...................................................................    $   686,992          $   750,118
                                                                                     ===========          ===========

                            See accompanying notes.

                                EEX CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                          Three Months Ended
                                                                                               March 31
                                                                                     ---------------------------
                                                                                        2002             2001
                                                                                     ----------       ----------
                                                                                           (In thousands)
OPERATING ACTIVITIES
    Net Income (Loss)............................................................    $    6,491       $   (4,249)
    Less:  Income from discontinued operations ..................................         2,701            4,693
                                                                                     ----------       ----------
      Income (Loss) from continuing operations...................................         3,790           (8,942)
    Adjustments to reconcile net income to net cash provided by operating activities:
    Dry hole cost................................................................            (6)              54
    Depletion, depreciation and amortization.....................................        12,130           11,440
    Impairment of undeveloped leasehold..........................................         2,400            1,950
    (Gain) Loss on sales of property, plant and equipment........................           (17)             302
    Other .......................................................................        (1,937)         (10,365)
    Changes in current operating assets and liabilities:
       Accounts receivable.......................................................         3,071           13,417
       Other current assets......................................................        (1,625)           5,822
       Accounts payable..........................................................        (7,324)         (11,140)
       Other current liabilities.................................................        (3,992)             391
                                                                                     ----------       ----------
          Net cash flows provided by operating activities........................         6,490            2,929
                                                                                     ----------       ----------

INVESTING ACTIVITIES
    Additions of property, plant and equipment...................................       (17,560)         (37,726)
    Proceeds from dispositions of property, plant and equipment..................        10,955              182
    Other (changes in accruals)..................................................        (5,748)          (7,261)
                                                                                     ----------       ----------
          Net cash flows used in investing activities............................       (12,353)         (44,805)
                                                                                     ----------       ----------

FINANCING ACTIVITIES
    Borrowings under bank revolving credit agreement.............................            --           60,000
    Repayment of borrowings under bank revolving credit agreement................            --          (10,000)
    Deliveries under the gas sales obligation....................................        (7,474)          (7,123)
    Payments of secured notes payable............................................       (13,579)              --
    Payments of capital lease obligations........................................            --           (7,805)
                                                                                     ----------       ----------
          Net cash flows (used in) provided by financing activities..............       (21,053)          35,072
                                                                                     ----------       ----------

Cash (Used In) Provided By Discontinued Operations ..............................          (675)          10,742

Net (Decrease) Increase in Cash and Cash Equivalents.............................       (27,591)           3,938
Cash and Cash Equivalents at Beginning of Period.................................       136,638           19,791
                                                                                     ----------       ----------
Cash and Cash Equivalents at End of Period.......................................       109,047           23,729

Less:  Cash and Cash Equivalents of Discontinued Operations .....................            20               20
                                                                                     ----------       ----------

Cash and Cash Equivalents from Continuing Operations ............................    $  109,027       $   23,709
                                                                                     ==========       ==========

                            See accompanying notes.

                                EEX CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated financial statements present the financial position, results of operations and cash flows of EEX Corporation and its subsidiaries ("EEX" or the "Company"). These consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission governing interim financial disclosures. These consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary to fairly present the Company's financial position as of March 31, 2002 and December 31, 2001, and the results of operations and cash flows for the three months ended March 31, 2002 and 2001. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

     In the fourth quarter of 2001, the Company began marketing all of its Indonesian assets. As a result, the results of operations of the Indonesian subsidiaries (International segment) are presented as a discontinued operation in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). The historical financial statements have been restated to give effect to this treatment.

     These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

2. The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring net losses and has a substantial working capital deficiency as of March 31, 2002. In addition, there are uncertainties relating to the Company's ability to meet future expenditures and cash flow requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

     The Company is seeking to alleviate these conditions by renegotiating its current revolving credit agreement that matures on June 27, 2002. The Company exceeded the debt to capital ratio under the current revolving credit agreement at March 31, 2002. Exceeding the debt to capital ratio and the independent auditors' modification of their opinion on the financial statements for the year ended December 31, 2001 as to the uncertainty regarding EEX's ability to continue as a going concern are covenant breaches under the current revolving credit agreement. One or more defaults will allow the lenders to accelerate the maturity and declare all borrowings under the current revolving credit agreement immediately payable.

     EEX is exploring various other options including the raising of additional capital, the sale or merger of the Company or a sale of a significant portion of its assets to repay the loan. No assurances can be provided that the Company will be able to conclude a new credit agreement, obtain additional waivers of covenant breaches, raise additional capital, or sell or merge the Company. In the event these efforts are unsuccessful, EEX may seek protection from its creditors and reorganization under the Federal bankruptcy laws. In either case, EEX may not be able to continue its business as presently constituted and planned. A liquidation of assets to retire debt and preferred securities may result in minimal to no funds remaining for the common shareholders.

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

3. On January 1, 2002, the Company adopted SFAS No. 144. Consequently, the Indonesian operations are held for sale and presented as discontinued operations. The assets and liabilities specifically related to this segment have been classified as held for sale in the accompanying consolidated balance sheets, which include working capital and fixed assets. These assets have been recorded at their estimated fair market values and the effect of any adjustments have been reflected in the net income from discontinued operations.

                                EEX CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     In the fourth quarter of 2001, the Company began marketing all of its Indonesian assets. In March 2002, the Company negotiated and signed two stock purchase agreements subject to certain conditions to closing. On April 26, 2002, the Company closed the sale of all of the shares of a subsidiary that owns a 25% interest in the Tuban Concession, onshore Java, to PT Medco Energi Internasional. The sale of the other Indonesian subsidiary that owns a 15% interest in the Asahan Concession, offshore Sumatra, is expected to close at a later date. Below is a summary of the assets and liabilities held for sale (in thousands):

                                                                               March 31            December 31
                                                                                 2002                  2001
                                                                           ----------------     -----------------
           Assets held for sale:
                 Cash................................................         $      20             $     20
                 Accounts receivable--trade..........................             6,583                4,817
                 Inventory...........................................             2,715                2,142
                 Other  .............................................             6,365                6,195
                                                                           ----------------     -----------------
                    Total current assets held for sale...............         $  15,683             $ 13,174
                                                                           ================     =================

           Liabilities held for sale:
                 Accounts payable--trade.............................         $   3,500             $  6,132
                                                                           ================     =================

     Refer to Footnote 8 - Segment Information - International segment for results of operations for the three months ended March 31, 2002 compared to March 31, 2001.

4. The preferred stock has a stated value of $100 and a current dividend rate of 8% per year, payable quarterly. The 8% dividend rate will be adjusted to a market rate, not to exceed 18%, in January 2006 or upon the earlier occurrence of certain events, including a change of control. Prior to any such adjustment of the dividend rate, EEX may, at its option, accrue dividends or pay them in cash, shares of preferred stock or shares of common stock. After any adjustment of the dividend rate, dividends must be paid in cash.

     EEX paid dividends in-kind and the liquidation preference on the preferred stock is as follows:

                                     Amount of Dividends         Number of Preferred            Liquidation Preference
              Date                     (In millions)                 Shares Issued                   (In millions)
     -----------------------    -------------------------    ---------------------------     ---------------------------
          March 31, 2002                   $3.8                        37,990                           $193.7

5. Payments under the gas sales obligation are amortized using the interest method through final pay out using an interest rate of 9.5%. Payments made during the first quarter of 2002 related to this obligation were $7 million.

6. The Statement of Cash Flows for the three months ended March 31, 2002 reflects approximately $2 million related to the early settlement of several hedges as a non-cash transaction. This amount was reclassified from other comprehensive income and recognized as revenues to match the underlying sales transaction being hedged. In addition, the Statement of Cash Flows also reflects the net change in the fair value of derivative financial instruments which results in a non-cash decrease of approximately $30 million to shareholders' equity.

7. EEX is involved in a number of legal and administrative proceedings incident to the ordinary course of its business. In the opinion of management, based on the advice of counsel and current assessment, any liability to EEX relative to these ordinary course proceedings will not have a material adverse effect on EEX's operations or financial condition.

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

                                EEX CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

8. Segment information has been prepared in accordance with Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information. EEX has determined that its reportable segments are those that are based on the Company's method of internal reporting. EEX has four reportable segments, which are primarily in the business of natural gas and crude oil exploration and production: Onshore, Deepwater Operations, Deepwater FPS/Pipelines, and International. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (See Note 3 to the Consolidated Financial Statements in Item 8 of EEX's 2001 Annual Report on Form 10-K). EEX's reportable segments are managed separately because of their geographic locations.

     In the fourth quarter of 2001, the Company began marketing all of its Indonesian assets. As a result, the results of operations of the Indonesian subsidiaries (International segment) are presented as a discontinued operation in accordance with SFAS No. 144. Historical segment information has been restated to give effect to this treatment.

     Financial information by operating segment is presented below (in thousands):

                                                                   Deepwater                             Continuing    Discontinued
                                                         ------------------------------                  Operations    Operations -
                                         Onshore          Operations     FPS/Pipelines     Other(a)        Total       International
                                       -------------     -------------   --------------  -------------  -------------  -------------
Three months ended March 31, 2002:
---------------------------------
Total revenues.......................    $ 27,994         $     --         $      --       $ 12,517       $  40,511        $ 10,408
Production and operating costs.......       5,589              353               296             --           6,238           3,734
Exploration costs....................       2,878            2,846                --             --           5,724             380
Depletion, depreciation and
    amortization.....................      10,580               --             1,059            491          12,130              --
Impairment of producing oil and gas
    properties as required per
    SFAS 144.........................          --               --                --             --              --           3,600
Other costs..........................       1,898   (b)         --                --          5,126           7,024              --
                                       -------------     -------------   --------------  -------------   -------------   -----------
Operating Income (Loss)..............       7,049           (3,199)           (1,355)         6,900           9,395           2,694
Interest Income......................          --               --                --            557             557               7
Interest and other financing costs...      (1,364)              --            (1,926)        (2,872)         (6,162)             --
                                       -------------     -------------   --------------  -------------   -------------   -----------
Income (Loss) before income taxes....    $  5,685         $ (3,199)        $  (3,281)      $  4,585       $   3,790        $  2,701
                                       =============     =============   ==============  =============   =============   ===========

Long-Lived Assets....................    $377,836         $ 72,971         $  69,111       $  2,642       $ 522,560        $ 16,342
                                       =============     =============   ==============  =============   =============   ===========
Additions to Long-Lived Assets.......    $ 10,876         $  6,524         $     115       $     45       $  17,560        $  1,835
                                       =============     =============   ==============  =============   =============   ===========

Three months ended March 31, 2001:
---------------------------------
Total revenues.......................    $ 51,523         $     --         $      --       $ (5,923)      $  45,600        $ 13,662
Production and operating costs.......       4,793               --               149             --           4,942           3,558
Exploration costs....................       4,324           15,270                --            117          19,711             436
Depletion, depreciation and
    amortization.....................       9,674               --             1,314            452          11,440           4,986
Other costs..........................       5,662   (b)         --                 3          5,370          11,035              --
                                       -------------     -------------   --------------  -------------   -------------   -----------
Operating Income (Loss)..............      27,070          (15,270)           (1,466)       (11,862)         (1,528)          4,682
Interest Income......................          --               --                --            398             398              11
Interest and other financing costs...      (1,992)              --            (3,398)        (2,422)         (7,812)             --
                                       -------------     -------------   --------------  -------------   -------------   -----------
Income (Loss) before income taxes....    $ 25,078         $(15,270)        $  (4,864)      $(13,886)      $  (8,942)       $  4,693
                                       =============     =============   ==============  =============   =============   ===========

Long-Lived Assets....................    $386,414         $ 92,497         $ 144,778       $  4,224       $ 627,913        $ 33,141
                                       =============     =============   ==============  =============   =============   ===========
Additions to Long-Lived Assets.......    $ 33,970         $  3,733         $      --       $     23       $  37,726        $  2,640
                                       =============     =============   ==============  =============   =============   ===========

_________________________
(a) Includes primarily Cogeneration Plant Operations, General and Administrative, gains/loss on hedging and sale of assets.
(b)  Includes taxes other than income.

                                EEX CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


9. The Company addresses market risk by selecting instruments whose value fluctuations correlate strongly with the underlying commodity being hedged. The Company enters into swaps, options, collars and other derivative contracts to hedge the price risks associated with a portion of anticipated future oil and gas production. While the use of hedging arrangements limits the downside risk of adverse price movements, it may also limit future gains from favorable movements. Under these agreements, payments are received or made based on the differential between a fixed and a variable product price. These agreements are settled in cash at expiration or exchanged for physical delivery contracts. The Company enters into the majority of its hedging transactions with one counterparty and a netting agreement is in place with that counterparty. The Company does not obtain collateral to support the agreements but monitors the financial viability of counter-parties and believes its credit risk is minimal on these transactions. In the event of nonperformance, the Company would be exposed to price risk. The Company has some risk of accounting loss since the price received for the product at the actual physical delivery point may differ from the prevailing price at the delivery point required for settlement of the hedging transaction.

     The net gain related to financial hedging activities that was reclassified to revenues to match the underlying sales transaction being hedged was approximately $11 million for the quarter ended March 31, 2002, compared to a loss of $8 million for the same period of 2001.

     At March 31, 2002, EEX had outstanding natural gas swaps that were entered into as hedges extending through December 31, 2003, to exchange payments on 36,590 BBtu of natural gas. At March 31, 2002, the weighted average strike price and market price per MMBtu of natural gas were $3.48 and $3.57, respectively. At March 31, 2002, the Company estimated, using a NYMEX price strip as of that date, that the fair market value represented a net current liability of approximately $0.2 million and a net noncurrent liability of $2.4 million and accumulated other comprehensive loss of approximately $2.6 million. The Company realized no ineffectiveness in the first quarter of 2002.

     At March 31, 2002, EEX had outstanding natural gas collars that were entered into as hedges extending through October 2002 to exchange payments on approximately 2 Bcf of natural gas. At March 31, 2002, the weighted average floor and ceiling strike prices and market price per MMBtu of natural gas were $2.95, $4.37 and $3.35, respectively. At March 31, 2002, the Company estimated, using a NYMEX price strip as of that date, that the fair market value represented a net current liability of approximately $0.5 million and accumulated other comprehensive loss of approximately $0.5 million. The Company recognized no ineffectiveness in the first quarter of 2002.

     The Company may from time to time settle early derivative transactions. Gains or losses are included in accumulated other comprehensive income until they are recognized in revenues to match the underlying sales transaction being hedged. In addition, the Company terminated several financial hedges with Enron North America Corp. in December 2001. During the first quarter of 2002, the Company reclassified approximately $2 million from accumulated other comprehensive income to revenues related to these transactions. As of March 31, 2002, approximately $4 million remains to be reclassified from other comprehensive income to revenues in 2002 and approximately $3 million remains to be reclassified from other comprehensive income to revenues in 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations and all accompanying information should be read in conjunction with the consolidated financial statements, accompanying notes and other financial information included in this Quarterly Report on Form 10-Q and in the Company's most recent Annual Report on Form 10-K for the year ended December 31, 2001.

Certain statements in this report, including statements of EEX and management's expectations, intentions, plans and beliefs, are "forward-looking statements," within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to certain events, risks and uncertainties that may be outside EEX's control. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, the risks, uncertainties and critical accounting policies and estimates described in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and described from time to time in EEX's other documents and reports filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risks, Uncertainties and Critical Accounting Policies and Estimates," in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

RESULTS OF OPERATIONS

EEX Corporation reported first quarter 2002 net income of approximately $3 million, or $0.06 per share, compared to a net loss of approximately $8 million, or ($0.19) per share for the first quarter of 2001. The current quarter's results include approximately $3 million in net income generated from the Mudi Field in the Tuban Block in Indonesia, which is reported as a discontinued operation under newly-adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets," ("SFAS No. 144"). The financial statements have been restated in accordance with SFAS No. 144 to eliminate the impact of the discontinued Indonesian operations from continuing operations. A discussion of results of continuing operations for the three months ended March 31, 2002, compared to the three months ended March 31, 2001 follows:

RESULTS OF CONTINUING OPERATIONS

For the first quarter of 2002, EEX's results from continuing operations were approximately break even, versus a net loss of approximately $12 million ($0.30 per share) for the same period in 2001.

For the first quarter of 2002, total revenues were $41 million, 11% lower than total revenues in the first quarter of 2001. Natural gas revenues for the first quarter of 2002 were 8% lower than the same quarter of 2001. This decrease was due to a 12% decrease in the average natural gas sales price offset by a 5% increase in production. Natural gas production for the first quarter of 2002 was approximately 11 billion cubic feet ("Bcf"), compared with 10 Bcf in the same period of 2001. The average natural gas sales price per thousand cubic feet ("Mcf") was $3.42 in the first quarter of 2002, compared with $3.90 in the same period of 2001. The average natural gas sales price for the first quarter 2002 includes hedging gains of $11 million and 2,811 billion British thermal units ("BBtu") delivered under the gas sales obligation at an average price of $2.59 per million British thermal units ("MMBtu"). The average natural gas sales price of $3.90 per Mcf for the first quarter 2001 includes hedging losses of $8 million and 5,117 BBtu delivered under fixed-price delivery contracts and the gas sales obligation at an average price of $2.93 per MMBtu. Oil revenues for the first quarter of 2002 decreased 36% from the same quarter of 2001. This decrease was primarily due to a 31% decrease in the average oil sales price and a 7% decrease in production. The average oil price per barrel during the first quarter of 2002 was $19.08 compared to $27.69 for the same period of 2001.

Costs and expenses for the first quarter of 2002 were $31 million, compared with $47 million in the same period of 2001. Operating expenses (production and operating, general, administrative and other, and taxes other than income) were $12 million in the current quarter, 10% lower than the first quarter of 2001. Production and operating increased primarily due to increased workovers, and general, administrative and other also increased. This increase was offset by a decrease in taxes, other than income primarily due to lower gas prices. Exploration expenses for the first quarter of 2002 were $6 million, compared to $20 million for the same period of 2001. The first quarter of 2001 contained approximately $14 million in costs associated with stacking of the Arctic I rig and recognition of the net costs associated with the assignment of the Arctic 1 contract through May 2001. Depletion, depreciation and amortization for the first quarter of 2002 was $12 million, $1 million higher than the same period of 2001.

Total interest and other financing costs for the first quarter of 2002, including interest income, preferred stock dividends and other income, were $9 million, a $2 million decrease from the same period of 2001. This decrease is primarily due to lower interest expense related to the debt associated with the FPS and pipelines and the gas sales obligation offset slightly by higher interest expense associated with increased borrowings under the revolving credit agreement.

                                EEX CORPORATION
                      SUMMARY OF SELECTED OPERATING DATA
                     FOR OIL AND GAS PRODUCING ACTIVITIES
                                  (UNAUDITED)

                                                                                  Three Months Ended
                                                                                       March 31
                                                                            -------------------------------
                                                                                2002             2001
                                                                            --------------  ---------------
Sales volume
      Natural gas (Bcf) (a)...............................................            10.6             10.1
      Oil, condensate and natural gas liquids (MMBbls) (d)................             0.1              0.1
         Total volumes (Bcfe) (a).........................................            11.3             10.9

Average sales price (b)
      Natural gas (per Mcf) (c)...........................................          $ 3.42           $ 3.90
      Oil, condensate and natural gas liquids (per Bbl)...................           17.80            25.71
         Total (per Mcfe) (c).............................................            3.39             3.93

Average costs and expenses (per Mcfe) (c)
      Production and operating (b)........................................          $ 0.55           $ 0.45
      Exploration.........................................................            0.51             1.81
      Depletion, depreciation and amortization............................            1.07             1.05
      General, administrative and other...................................            0.39             0.30
      Taxes, other than income............................................            0.16             0.51

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


RESULTS OF DISCONTINUED OPERATIONS

For the first quarter of 2002, EEX reported net income from discontinued Indonesian operations (International segment), net of tax, of approximately $3 million, $0.06 per share, versus net income of approximately $5 million, $0.11 per share, for the same period of 2001.

For the first quarter of 2002, oil revenues were $10 million, 24% lower than oil revenues in the first quarter 2001. The average oil price per barrel during the first quarter 2002 was $20.57 compared to $24.66 for the same period of 2001, a decrease of approximately 17%. Oil production for the first quarter 2002 decreased 9%, compared to the same period in 2001. In accordance with SFAS No. 144, an impairment of approximately $4 million, net of tax, was recorded in the first quarter of 2002, which represents the Company's current estimate of the difference between the book value and the fair value of the assets held for sale. In accordance with SFAS No. 144, depletion was suspended in the first quarter of 2002. Depletion for the first quarter of 2001 was $5 million.

Net cash flows used for discontinued operations were $0.7 million during the first quarter 2002, compared to net cash flows provided by discontinued operations of $11 million for the same period 2001. This is primarily a result of the timing and collection of receivables and payment of cash calls to the operator.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents and Cash Flows from Continuing Operations

The following summary table reflects the Company's cash flows from continuing operations (in thousands):

                                                                             Three Months Ended
                                                                                  March 31
                                                                      ----------------------------------
                                                                          2002                2001
                                                                      --------------     ---------------
      Net cash provided by operating activities................           $   6              $   3
      Net cash (used in) investing activities..................             (12)               (45)
      Net cash (used in) provided by financing activities......             (21)                35

As of March 31, 2002, the cash and cash equivalents balance was $109 million.

Net cash flows provided by operating activities from continuing operations for the three months ended March 31, 2002 were approximately $6 million, an increase of approximately $3 million over the same period of 2001. This increase was due to full utilization of the Arctic I rig during the first quarter 2002.

Net cash flows used in investing activities for continuing operations for the three months ended March 31, 2002 were approximately $12 million, a $32 million decrease from cash flows used in investing activities for the same period of 2001. The decrease in investing activities is primarily due to lower capital expenditures in 2002. The decrease is due to the completion of the Encogen obligation in the first half of 2001 and reduced onshore spending due to capital constraints. In addition, in January 2002, the Company received $11 million from the sale of a part of the production payment associated with the Encogen obligation.

Net cash flows used in financing activities for continuing operations for the three months ended March 31, 2002 were approximately $21 million, compared to net cash flows provided by financing activities of $35 million for the same period of 2001. During the first quarter 2001, the Company borrowed $50 million.

Financing Activities

EEX has a $325 million revolving credit facility with a group of banks that matures on June 27, 2002, of which $325 million was outstanding at March 31, 2002, all of which is classified as a current liability. The interest rate ranges from the London Inter-Bank Offered Rate, or LIBOR, plus 0.55% to 1.30% per annum, plus a facility fee of 0.20% to 0.45% per annum, depending upon the debt to capital ratio. The revolving credit agreement limits, at all times, total debt, as defined in the agreement, to the lesser of 60% (72% from December 31, 2001 through April 30, 2002) of capitalization, as defined, or $1 billion, and prohibits liens on property except under certain circumstances. As of March 31, 2002, the debt to capital ratio under the revolving credit agreement was approximately 74%, exceeding the debt to capital ratio limitation. The opinion of the independent auditors on the financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 contains a report modification for a going concern uncertainty. As a result of exceeding the permitted ratio and the going concern report modification, the Company is in default under the revolving credit agreement. As of May 15, 2002, the lenders have not accelerated the maturity of the facility. In addition, the default under the revolving credit agreement may trigger cross-defaults under other agreements to which the Company is a party. The default under the revolving credit agreement or any cross-defaults triggered as a result thereof could materially and adversely affect the Company's financial condition and its results of operations.

The Company has reached agreement on the terms of a new credit agreement with its agent banks. However, the terms are currently being circulated among, but have not been approved by, the other lenders who are all parties to the existing revolving credit agreement. Once approved by all of the lenders, the new credit agreement will be subject to negotiation and execution of definitive documentation.

If the current revolving credit agreement is not replaced with another borrowing facility, EEX would be required to repay the amount outstanding under the revolving credit agreement on June 27, 2002, or earlier if the lenders accelerate the maturity because of an existing or future default. EEX is exploring various other options including the raising of additional capital, the sale or merger of the Company or a sale of a significant portion of its assets to repay the loan. In the event these efforts are unsuccessful, EEX may seek protection from its creditors and reorganization under the Federal bankruptcy laws. No assurances can be given that EEX will be successful in completing an acceptable financing plan or a sale or merger of the Company.

Future Capital Requirements

Capital expenditures for continuing operations for the three months ended March 31, 2002, were $18 million compared to $38 million for the three months ended March 31, 2001. This decrease in capital spending during the first three months of 2002 is primarily due to the completion of the Encogen obligation in the first half of 2001 and reduced onshore spending due to capital constraints. Capital expenditures for the remainder of 2002 are expected to be approximately $32 million. The 2002 capital program assumes that a new credit agreement is executed. If a new credit agreement is not obtained, the capital budget could be curtailed.

Sources of Capital and Liquidity

Until EEX is able to secure a new credit agreement (of which no assurances can be given), raise additional capital, sell or merge the Company, or sell a significant portion of its assets, it will have no sources of funds except cash and cash equivalents on hand, operating cash flows and proceeds from assets sales to fund capital and operating expenses.

In April 2002, the Company received approximately $26 million from the sale of the shares of a subsidiary that owns a 25% interest in the Tuban Concession. The sale of another Indonesian subsidiary that owns a 15% interest in the Asahan Concession is expected to close at a later date. The proceeds of this expected sale will be less than $1 million.

EEX's access to public and private equity or debt markets may be limited by general market conditions, volatility of the markets, general conditions affecting the oil and gas industry, or EEX's financial condition. No assurances can be given that EEX will be able to secure funds in these markets when necessary, or that such funds will be obtained on terms favorable to it.

If EEX is required to sell assets to repay the revolving credit agreement, operating cash flows will be significantly reduced and may be insufficient to meet current expenses. If such a sale is conducted under distressed conditions, EEX may not receive the same amount for the assets that would be obtained in an orderly sale.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Hedging activity for the three months ended March 31, 2002 resulted in a gain of approximately $11 million for natural gas. The table below provides information about EEX's hedging instruments as of March 31, 2002. The Notional Amount is equal to the volumetric hedge position of EEX during the periods. The fair values of the hedging instruments, which have been recorded in other comprehensive income, are based on the difference between the applicable strike price and the New York Mercantile Exchange future prices for the applicable trading months.

                                                        Notional                Average               Fair Value at
                                                         Amount              Strike Price            March 31, 2002
                                                       (BBtu) (1)           (Per MMBtu) (2)          (In thousands)
                                                     ---------------     ----------------------    ------------------
                                                                           Floor       Ceiling
                                                                         ---------    ---------
Natural Gas Collars:
    April 2002 - June 2002......................           1,820           $3.13        $4.93           $    (98)
    July 2002 - September 2002..................             460            2.40         2.73               (295)
    October 2002 ...............................             155            2.40         2.73               (104)
                                                     ---------------                               ------------------
         Total..................................           2,435                                        $   (497)
                                                     ===============                               ==================

                                                          Notional               Average             Fair Value at
                                                           Amount               Swap Price           March 31, 2002
                                                         (BBtu) (1)          (Per MMBtu) (2)         (In thousands)
                                                     -------------------    -------------------    ------------------
Natural Gas Swaps:
    April 2002 - June 2002......................            5,460                 $3.15                 $    412
    July 2002 - September 2002..................            5,980                  3.47                      604
    October 2002 - December 2002................            5,980                  3.99                      263
    January 2003 - March 2003...................            4,500                  3.22                   (1,459)
    April 2003 - June 2003......................            4,550                  2.99                     (949)
    July 2003 - September 2003..................            5,060                  3.60                     (685)
    October 2003 - December 2003................            5,060                  3.90                     (801)
                                                     -------------------                           ------------------
         Total..................................           36,590                                       $ (2,615)
                                                     ===================                           ==================

______________

(1)  Billions of British Thermal Units.
(2)  Millions of British Thermal Units.

                          PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               None

          (b)  Reports on Form 8-K

               Current Report on Form 8-K filed March 7, 2002 and dated February 22, 2002 (news releases dated February 22 and February 26, 2002 concerning fourth quarter and annual results and summary of conference call on results).

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               EEX CORPORATION
                                               (Registrant)




Dated: May 15, 2002                            By:   /s/ R. S. Langdon
                                                  ------------------------------
                                                     R. S. Langdon
                                                     Executive Vice President,
                                                     Finance and Administration,
                                                     and Chief Financial Officer