Form 10-Q
period 2002-09-30
EEX CORP
filed 2002-11-14
CIK 1023060

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

                For the Quarterly Period Ended September 30, 2002

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

                              Yes    X           No _____
                                   -----

Number of shares of Common Stock of Registrant outstanding as of October 31, 2002: 42,556,914

================================================================================

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 EEX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                       Three Months Ended              Nine Months Ended
                                                                          September 30                    September 30
                                                                  -----------------------------   ----------------------------
                                                                       2002           2001            2002          2001
                                                                  --------------- -------------   ------------- --------------
                                                                           (In thousands, except per share amounts)
Revenues:
    Natural gas ................................................    $  31,421       $  32,580       $ 102,852     $ 105,117
    Oil, condensate and natural gas liquids ....................        2,259           2,595           6,711         8,791
    Cogeneration operations ....................................          684           1,306           2,650         5,194
    Other ......................................................          347             365           1,651         1,392
                                                                  --------------- -------------   ------------- --------------
         Total .................................................       34,711          36,846         113,864       120,494
                                                                  --------------- -------------   ------------- --------------

Costs and Expenses:
    Production and operating ...................................        5,413           5,285          17,379        15,672
    Exploration ................................................        4,840           8,318          19,504        36,089
    Depletion, depreciation and amortization ...................       11,053          13,209          35,139        36,197
    (Gain) on sales of property, plant and equipment ...........         (685)        (29,176)           (858)      (28,841)
    Cogeneration operations ....................................          526             992           2,368         4,460
    General, administrative and other ..........................        3,728           2,956          13,017         9,456
    Taxes, other than income ...................................        2,507           2,300           8,153        11,966
                                                                  --------------- -------------   ------------- --------------
         Total .................................................       27,382           3,884          94,702        84,999
                                                                  --------------- -------------   ------------- --------------

Operating Income from Continuing Operations ....................        7,329          32,962          19,162        35,495
Other Income--Net ..............................................           22              11             115            62
Interest Income ................................................           29             183             896           784
Interest and Other Financing Costs .............................       (7,379)         (7,519)        (20,190)      (23,096)
                                                                  --------------- -------------   ------------- --------------

Income (Loss) from Continuing Operations Before Income Taxes ...            1          25,637             (17)       13,245
Income Taxes ...................................................          389           9,281             389         9,281
                                                                  --------------- -------------   ------------- --------------
Income (Loss) from Continuing Operations .......................         (388)         16,356            (406)        3,964

Discontinued Operations:
Income from Discontinued Operations,
    Net of Income Taxes ........................................          261           3,622           2,721        14,147
                                                                  --------------- -------------   ------------- --------------

Net Income (Loss) ..............................................         (127)         19,978           2,315        18,111
Preferred Stock Dividends ......................................        3,952           3,652          11,626        10,741
                                                                  --------------- -------------   ------------- --------------
Net Income (Loss) Applicable to Common Shareholders ............    $  (4,079)      $  16,326       $  (9,311)    $   7,370
                                                                  =============== =============   ============= ==============

Basic Earnings Per Share:
    Net Income (Loss) from Continuing Operations ...............    $   (0.10)      $    0.30       $   (0.29)    $   (0.16)
    Net Income from Discontinued Operations ....................           --            0.09            0.07          0.34
                                                                  --------------- -------------   ------------- --------------
    Net Income (Loss) Applicable to Common Shareholders ........    $   (0.10)      $    0.39       $   (0.22)    $    0.18
                                                                  =============== =============   ============= ==============

Diluted Earnings Per Share:
    Net Income (Loss) from Continuing Operations ...............    $   (0.10)      $    0.24       $   (0.29)    $   (0.16)
    Net Income from Discontinued Operations ....................           --            0.05            0.07          0.34
                                                                  --------------- -------------   ------------- --------------
    Net Income (Loss) Applicable to Common Shareholders ........    $   (0.10)      $    0.29       $   (0.22)    $    0.18
                                                                  =============== =============   ============= ==============

Weighted Average Shares Outstanding:
    Basic ......................................................       41,939          41,723          41,901        41,695
    Diluted ....................................................       41,939          69,863          41,901        41,798

                             See accompanying notes.

                                 EEX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                    September 30          December 31
                                                                                        2002                 2001
                                                                                   ---------------      ---------------
                                                                                              (In thousands)
                                      ASSETS
                                      ------
Current Assets:
    Cash and cash equivalents ................................................       $    22,956          $   136,618
    Accounts receivable--trade (net of allowance of $2,837 and $2,780) .......            15,967               29,651
    Natural gas hedging derivatives ..........................................                --               23,203
    Assets held for sale (net of allowance of $0 and $1,650) .................                --               13,174
    Other ....................................................................             3,981                1,871
                                                                                   ---------------      ---------------
         Total current assets ................................................            42,904              204,517
                                                                                   ---------------      ---------------

Property, Plant and Equipment (at cost):
    Oil and gas properties (successful efforts method) .......................           912,764              873,008
    Other ....................................................................             8,609                8,668
                                                                                   ---------------      ---------------
         Total ...............................................................           921,373              881,676
    Less accumulated depletion, depreciation and amortization ................           399,280              362,128
                                                                                   ---------------      ---------------
         Net property, plant and equipment ...................................           522,093              519,548
                                                                                   ---------------      ---------------

Net property, plant and equipment held for sale ..............................                --               18,107

Other Assets .................................................................             3,035                7,946
                                                                                   ---------------      ---------------
         Total ...............................................................       $   568,032          $   750,118
                                                                                   ===============      ===============

                              LIABILITIES AND SHAREHOLDERS' EQUITY
                              ------------------------------------

Current Liabilities:
    Accounts payable--trade ..................................................       $    39,798          $    42,443
    Bank revolving credit agreement ..........................................           223,000              325,000
    Secured notes payable ....................................................            14,642               13,579
    Liabilities held for sale ................................................                --                6,132
    Other ....................................................................             5,929                7,118
                                                                                   ---------------      ---------------
         Total current liabilities ...........................................           283,369              394,272
                                                                                   ---------------      ---------------

Secured Notes Payable ........................................................            86,122              100,764
Gas Sales Obligation .........................................................            41,914               59,937
Other Liabilities ............................................................            12,281                9,357
Minority Interest Third Party ................................................             5,000                5,000
Shareholders' Equity:
    Preferred stock (10,000 shares authorized; 2,016 and 1,899 shares issued;
         Liquidation preference of $201,572 and $189,946) ....................                20                   19
    Common stock ($0.01 par value; 150,000 shares authorized; 42,557 and
         42,496 shares issued) ...............................................               433                  432
    Paid in capital ..........................................................           772,281              760,484
    Retained (deficit) .......................................................          (614,923)            (605,612)
    Unamortized restricted stock compensation ................................              (957)              (1,403)
    Other comprehensive income ...............................................            (8,391)              35,954
    Treasury stock, at cost (843 and 817 shares) .............................            (9,117)              (9,086)
                                                                                   ---------------      ---------------
         Total shareholders' equity ..........................................           139,346              180,788
                                                                                   ---------------      ---------------
         Total ...............................................................       $   568,032          $   750,118
                                                                                   ===============      ===============

                             See accompanying notes.

                                 EEX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         Nine Months Ended
                                                                                            September 30
                                                                                   -------------------------------
                                                                                        2002             2001
                                                                                   --------------   --------------
                                                                                            (In thousands)
OPERATING ACTIVITIES
    Net Income ...............................................................       $    2,315       $   18,111
    Less: Income from discontinued operations ................................            2,721           14,147
                                                                                   --------------   --------------
          Income (Loss) from continuing operations ...........................             (406)           3,964
    Adjustments to reconcile net income to net cash
       provided by operating activities:
    Dry hole cost ............................................................             (189)           2,945
    Depletion, depreciation and amortization .................................           35,139           36,197
    Impairment of undeveloped leasehold ......................................            7,324            5,896
    Deferred income taxes ....................................................               --            9,281
    (Gain) on sales of property, plant and equipment .........................             (858)         (28,841)
    Other ....................................................................           (2,552)         (13,828)
    Changes in current operating assets and liabilities:
       Accounts receivable ...................................................            3,920           17,522
       Other current assets ..................................................           (2,110)           5,352
       Accounts payable ......................................................           (4,911)         (21,536)
       Other current liabilities .............................................           (1,189)             405
                                                                                   --------------   --------------
          Net cash flows provided by operating activities ....................           34,168           17,357
                                                                                   --------------   --------------

INVESTING ACTIVITIES
    Additions of property, plant and equipment ...............................          (44,834)        (130,367)
    Proceeds from dispositions of property, plant and equipment ..............           11,616           59,470
    Other (changes in accruals) ..............................................           (8,700)             556
                                                                                   --------------   --------------
          Net cash flows used in investing activities ........................          (41,918)         (70,341)
                                                                                   --------------   --------------

FINANCING ACTIVITIES
    Borrowings under bank revolving credit agreement .........................          227,000          185,000
    Repayment of borrowings under bank revolving credit agreement ............         (329,000)         (80,000)
    Deliveries under the gas sales obligation ................................          (18,023)         (20,299)
    Proceeds from hedge settlements ..........................................               96               --
    Purchase of treasury stock ...............................................              (31)             (25)
    Purchase of lessor's equity interest in capital lease ....................               --          (54,416)
    Payments of secured notes payable ........................................          (13,579)          (6,340)
    Payments of capital lease obligations ....................................               --           (7,805)
                                                                                   --------------   --------------
          Net cash flows (used in) provided by financing activities ..........         (133,537)          16,115
                                                                                   --------------   --------------

Cash Provided By Discontinued Operations .....................................           27,605           23,043

Net Decrease in Cash and Cash Equivalents ....................................         (113,682)         (13,826)
Cash and Cash Equivalents at Beginning of Period .............................          136,638           19,791
                                                                                   --------------   --------------
Cash and Cash Equivalents at End of Period ...................................           22,956            5,965

Less:  Cash and Cash Equivalents of Discontinued Operations ..................               --               20
                                                                                   --------------   --------------

Cash and Cash Equivalents from Continuing Operations .........................       $   22,956       $    5,945
                                                                                   ==============   ==============

                             See accompanying notes.

                                 EEX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated financial statements present the financial position, results of operations and cash flows of EEX Corporation and its subsidiaries ("EEX" or the "Company"). These consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission governing interim financial disclosures. These consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary to fairly present the Company's financial position as of September 30, 2002 and December 31, 2001, and the results of operations and cash flows for the nine months ended September 30, 2002 and 2001. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

     Up to the end of 2001, EEX reported its business operations in four segments: Onshore, Deepwater Operations, Deepwater FPS and Pipelines and International. See Note 23 to the Consolidated Financial Statements in Item 8 of EEX's Annual Report on Form 10-K and Note 9, below. In the fourth quarter of 2001, the Company began marketing all of its Indonesian assets. As a result, the results of operations of the Indonesian subsidiaries (International segment) are presented as a discontinued operation in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). The historical financial statements have been restated to give effect to this treatment. During the second quarter of 2002, the Company closed the sale of all of the shares of a subsidiary that owns a 25% interest in the Tuban Concession to PT Medco Energi Internasional ("PT Medco"). During the third quarter of 2002, the Company closed the sale of all of the shares of a subsidiary that owns a 15% interest in the Asahan Concession to Medco International Ventures.

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

3. On May 28, 2002, EEX Operating, L.P. ("EEX Operating") and EEX entered into a new revolving credit facility with a group of banks. The maximum credit amount under the new credit agreement is $240 million, with a $10 million sublimit for letters of credit, and an additional $10 million available only for letters of credit to support surety bond obligations of EEX. As of September 30, 2002, the outstanding balance was $223 million and is classified as a current liability on the balance sheet. The new credit agreement matures March 31, 2003, unless earlier terminated upon the occurrence of certain specified events. The interest rate for (i) base rate loans is the higher of the federal funds rate plus 1/2 of 1% or the Administrative Agent's prime rate plus 2.75% and (ii) Eurodollar loans, is LIBOR plus 4.0%. The interest rates increase 0.5% per quarter beginning June 30, 2002. The interest rates for the third quarter of 2002 were prime plus 3.25% or LIBOR plus 4.5%. A loan restructuring fee of $2.5 million and an arrangement fee of $0.8 million are payable if the merger with Newfield is not completed by November 30, 2002. Loans are guaranteed by all of EEX's domestic subsidiaries other than EEX Reserves Funding LLC and its subsidiaries and secured by security interests in the equity and ownership interests of EEX's domestic subsidiaries (other than the subsidiaries of EEX Reserves Funding LLC); other material tangible and intangible assets of EEX Operating, EEX and its subsidiaries; and mortgages on substantially all of the oil and gas properties of EEX Operating and EEX.

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

                                 EEX CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

4. In the fourth quarter of 2001, the Company began marketing all of its Indonesian assets. On January 1, 2002, the Company adopted SFAS No. 144. Consequently, the Indonesian operations were held for sale and presented as discontinued operations. The assets and liabilities specifically related to this segment are classified as held for sale in the accompanying consolidated balance sheets, which include working capital and fixed assets. These assets were recorded at their estimated fair market values and the effect of any adjustments were reflected in the net income from discontinued operations.

     In March 2002, the Company negotiated and signed two stock purchase agreements. On April 26, 2002, the Company closed the sale of all of the shares of a subsidiary that owns a 25% interest in the Tuban Concession, onshore Java, to PT Medco and received approximately $26 million. The sale of this subsidiary was recorded during the second quarter of 2002.

     On September 30, 2002, the Company closed the sale of all of the shares of a subsidiary that owns a 15% interest in the Asahan Concession to Medco International Ventures and received approximately $0.7 million. The sale of this subsidiary was recorded during the third quarter of 2002.

     Refer to Note 9 for results of the international segment's discontinued operations for the quarter ended and the nine months ended September 30, 2002 compared to September 30, 2001. As of September 30, 2002, all international operations have been sold.

5. The preferred stock has a stated value of $100 and a current dividend rate of 8% per year, payable quarterly. The 8% dividend rate will be adjusted to a market rate, not to exceed 18%, in January 2006 or upon the earlier occurrence of certain events, including a change of control. Prior to any such adjustment of the dividend rate, EEX may, at its option, accrue dividends or pay them in cash, shares of preferred stock or shares of common stock. After any adjustment of the dividend rate, dividends must be paid in cash. Dividends on the preferred stock have been paid in-kind since issuance.

     The following table shows the dividends in-kind paid on, and the aggregate liquidation preference of, the preferred stock as of the dates shown:

                                                                                             Aggregate Liquidation
                                   Amount of Dividends           Number of Preferred               Preference
               Date                   (In millions)                 Shares Issued                (In millions)
     ------------------------    -----------------------      -------------------------    ------------------------
     September 30, 2002                    $4.0                         39,524                      $201.6
     June 30, 2002                         $3.9                         38,749                      $197.6
     March 31, 2002                        $3.8                         37,990                      $193.7

6. Payments under the gas sales obligation are amortized using the interest method through final pay out using an interest rate of 9.5%. Payments related to this obligation made during the third quarter of 2002 were $5 million, during the second quarter of 2002 were $6 million, and during the first quarter of 2002 were $7 million.

7. The Statement of Cash Flows for the nine months ended September 30, 2002 reflects $4 million related to the early settlement of several hedges as a non-cash transaction. This amount was reclassified from other comprehensive income and recognized as revenues to match the underlying sales transaction being hedged. In addition, the Statement of Cash Flows also reflects the net change in the fair value of derivative financial instruments which results in a non-cash decrease of $40 million to shareholders' equity.

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

                                 EEX CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

9. Segment information has been prepared in accordance with Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information. EEX has determined that its reportable segments are those that are based on the Company's method of internal reporting. EEX has three reportable segments, which are primarily in the business of natural gas and crude oil exploration and production: Onshore, Deepwater Operations, and Deepwater FPS/Pipelines. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (See Note 3 to the Consolidated Financial Statements in Item 8 of EEX's 2001 Annual Report on Form 10-K). EEX's reportable segments are managed separately because of their geographic locations.

     In the fourth quarter of 2001, the Company began marketing all of its Indonesian assets. In accordance with SFAS No. 144, the results of operations of the Indonesian subsidiaries (International segment) are presented as a discontinued operation. Historical segment information has been restated to give effect to this treatment. During the second quarter of 2002, the Company closed and recorded the sale of all of the shares of the subsidiary that owns a 25% interest in the Tuban Concession. During the third quarter of 2002, the Company closed and recorded the sale of all of the shares of the subsidiary that owns a 15% interest in the Asahan Concession. As of September 30, 2002, the Company has sold all of its international operations.

     Financial information by operating segment is presented below (in thousands):

                                                                                                        Continuing    Discontinued
                                                                 Deepwater                              Operations    Operations -
                                                        ----------------------------
                                         Onshore        Operations     FPS/Pipelines      Other(a)         Total      International
                                       ----------       ----------     -------------     ----------     -----------   -------------
Three months ended September 30, 2002:
-------------------------------------
Total revenues ......................  $   31,824       $       --     $          --     $    2,887     $    34,711   $          --
Production and operating costs ......       5,013               24               376             --           5,413              --
Exploration costs ...................       3,961              885                --             (6)          4,840              --
Depletion, depreciation and
 amortization .......................       9,727               --             1,059            267          11,053              --
Other costs .........................       2,671   (b)         --                --          3,405           6,076            (261)
                                       ----------       ----------     -------------     ----------     -----------   -------------
Operating Income (Loss) .............      10,452             (909)           (1,435)          (779)          7,329             261
Interest Income .....................          --               --                --             51              51              --
Interest and other financing costs ..      (1,108)              --            (1,927)        (4,344)         (7,379)             --
                                       ----------       ----------     -------------     ----------     -----------   -------------
Income (Loss) before income taxes ...  $    9,344       $     (909)    $      (3,362)    $   (5,072)    $         1   $         261
                                       ==========       ==========     =============     ==========     ===========   =============

Long-Lived Assets ...................  $  376,260       $   76,871     $      67,034     $    1,928     $   522,093   $          --
                                       ==========       ==========     =============     ==========     ===========   =============
Additions to Long-Lived Assets ......  $    9,152       $      951     $          --     $       28     $    10,131   $          --
                                       ==========       ==========     =============     ==========     ===========   =============

Three months ended September 30, 2001:
-------------------------------------
Total revenues ......................  $   32,015       $       --     $          --     $    4,831     $    36,846   $      11,643
Production and operating costs ......       4,980               --               306             (1)          5,285           3,261
Exploration costs ...................       7,236              940                --            142           8,318             344
Depletion, depreciation and
 amortization .......................      10,473               --             2,271            465          13,209           4,424
Other costs .........................       2,297   (b)         --                --        (25,225)        (22,928)             --
                                       ----------       ----------     -------------     ----------     -----------   -------------
Operating Income (Loss) .............       7,029             (940)           (2,577)        29,450          32,962           3,614
Interest Income .....................          --               --                --            194             194               8
Interest and other financing costs ..      (1,662)              --            (2,628)        (3,229)         (7,519)             --
                                       ----------       ----------     -------------     ----------     -----------   -------------
Income (Loss) before income taxes ...  $    5,367       $     (940)    $      (5,205)    $   26,415     $    25,637   $       3,622
                                       ==========       ==========     =============     ==========     ===========   =============

Long-Lived Assets ...................  $  431,080       $   69,341     $     154,802     $    3,689     $   658,912   $      27,774
                                       ==========       ==========     =============     ==========     ===========   =============
Additions to Long-Lived Assets ......  $   36,174       $   (1,615)    $         (18)    $       97     $    34,638   $       1,239
                                       ==========       ==========     =============     ==========     ===========   =============

                                 EEX CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                                                                                       Continuing   Discontinued
                                                                      Deepwater                        Operations   Operations -
                                                             ----------------------------
                                                 Onshore      Operations   FPS/Pipelines    Other(a)      Total     International
                                               -----------   ------------ --------------- ------------ ----------- ---------------
Nine months ended September 30, 2002:
-------------------------------------
Total revenues ............................... $   96,002     $       --     $       --    $   17,862  $  113,864    $   10,408
Production and operating costs ...............     15,536            777          1,066            --      17,379         3,734
Exploration costs ............................      9,786          9,724             --            (6)     19,504           380
Depletion, depreciation and amortization .....     30,829             --          3,177         1,133      35,139            --
Impairment of oil and gas properties as
   required per SFAS 144 .....................         --             --             --            --          --         4,051
Other costs ..................................      8,121 (b)         --             --        14,559      22,680          (506)
                                               ----------     ----------     ----------    ----------  ----------    ----------
Operating Income (Loss) ......................     31,730        (10,501)        (4,243)        2,176      19,162         2,749
Interest Income ..............................         --             --             --         1,011       1,011             7
Interest and other financing costs ...........     (3,588)            --         (3,852)      (12,750)    (20,190)           --
                                               ----------     ----------     ----------    ----------  ----------    ----------
Income (Loss) before income taxes ............ $   28,142     $  (10,501)    $   (8,095)   $   (9,563) $      (17)   $    2,756
                                               ==========     ==========     ==========    ==========  ==========    ==========

Long-Lived Assets ............................ $  376,260     $   76,871     $   67,034    $    1,928  $  522,093    $       --
                                               ==========     ==========     ==========    ==========  ==========    ==========
Additions to Long-Lived Assets ............... $   29,457     $   15,085     $      211    $       81  $   44,834    $    2,028
                                               ==========     ==========     ==========    ==========  ==========    ==========

Nine months ended September 30, 2001:
-------------------------------------
Total revenues ............................... $  121,937     $       --     $       --    $   (1,443) $  120,494    $   39,415
Production and operating costs ...............     15,062             --            610            --      15,672        10,286
Exploration costs ............................     17,321         18,131             --           637      36,089           979
Depletion, depreciation and amortization .....     29,916             --          4,899         1,382      36,197        14,030

Other costs ..................................     12,063 (b)         --              3       (15,025)     (2,959)           --
                                               ----------     ----------     ----------    ----------  ----------    ----------
Operating Income (Loss) ......................     47,575        (18,131)        (5,512)       11,563      35,495        14,120
Interest Income ..............................         --             --             --           846         846            27
Interest and other financing costs ...........     (5,474)            --         (9,427)       (8,195)    (23,096)           --
                                               ----------     ----------     ----------    ----------  ----------    ----------
Income (Loss) before income taxes ............ $   42,101     $  (18,131)    $  (14,939)   $    4,214  $   13,245    $   14,147
                                               ==========     ==========     ==========    ==========  ==========    ==========

Long-Lived Assets ............................ $  431,080     $   69,341     $  154,802    $    3,689  $  658,912    $   27,774
                                               ==========     ==========     ==========    ==========  ==========    ==========
Additions to Long-Lived Assets ............... $  111,877     $    4,529     $   13,499    $      462  $  130,367    $    6,290
                                               ==========     ==========     ==========    ==========  ==========    ==========

------------------------------------
(a) Includes primarily cogeneration plant operations, general and administrative, gains/loss on hedging and sale of assets.
(b)  Includes taxes other than income.

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

     The net gain related to financial hedging activities that was reclassified to revenues to match the underlying sales transaction being hedged was approximately $2 million for the quarter ended September 30, 2002, compared to a gain of $4 million for the same period of 2001.

                                 EEX CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


     At September 30, 2002, EEX had outstanding natural gas swaps that were entered into as hedges extending through December 31, 2003, to exchange payments on 24,230 billion British thermal units of natural gas ("BBtu"). At September 30, 2002, the weighted average strike price and market price per million British thermal units ("MMBtu") of natural gas were $3.48 and $4.06, respectively. At September 30, 2002, the Company estimated, using a NYMEX price strip as of that date, that the fair market value represented a net current liability of $10.4 million, a net noncurrent liability of $2.2 million and accumulated other comprehensive loss of approximately $12.6 million. The Company realized no hedge ineffectiveness in the third quarter of 2002.

     At September 30, 2002, EEX had outstanding natural gas collars that were entered into as hedges for the month of October 2002 to exchange payments on approximately 155 BBtu of natural gas. At September 30, 2002, the weighted average floor and ceiling strike prices and the market price per MMBtu of natural gas were $2.40, $2.73 and $3.64, respectively. At September 30, 2002, the Company estimated, using a NYMEX price strip as of that date, that the fair market value represented a net current liability of $0.1 million and accumulated other comprehensive loss of $0.1 million. The Company recognized no hedge ineffectiveness in the third quarter of 2002.

     The Company may from time to time settle early derivative transactions. Gains or losses are included in accumulated other comprehensive income until they are recognized in revenues to match the underlying sales transaction being hedged. The Company also terminated several financial hedges with Enron North America Corp. or its subsidiaries and affiliates in December 2001 due to Enron's bankruptcy filing. During the third quarter of 2002, the Company reclassified approximately $1.3 million from accumulated other comprehensive income to revenues related to these transactions. As of September 30, 2002, $1.2 million remains to be reclassified from other comprehensive income to revenues in 2002 and approximately $3.2 million remains to be reclassified from other comprehensive income to revenues in 2003.

11. In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. EEX plans to implement this standard on January 1, 2003. EEX is currently assessing the impact of this standard.

                                 EEX CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


12. Earnings Per Share - The reconciliation between basic and diluted earnings per common share is as follows:

                                                                    Three Months Ended          Nine Months Ended
                                                                       September 30               September 30
                                                                   ---------------------      ---------------------
                                                                     2002         2001          2002         2001
                                                                   --------     --------      --------     --------
                                                                       (In thousands, except per share amounts)
Net income (loss) from continuing operations ....................  $ (4,340)    $ 12,704      $(12,032)    $ (6,777)
Effect of dilutive securities:
   Preferred stock dividends ....................................        --        3,652            --           --
   Stock options ................................................        --           44            --           --
                                                                   --------     --------      --------     --------
Net income (loss) from continuing operations for diluted
   earnings per share ...........................................  $ (4,340)    $ 16,400      $(12,032)    $ (6,777)
                                                                   ========     ========      ========     ========

Net income from discontinued operations .........................  $    261     $  3,622      $  2,721     $ 14,147
Effect of dilutive securities:
   Preferred stock dividends ....................................        --           --            --           --
   Stock options ................................................        --           --            --           --
                                                                   --------     --------      --------     --------
Net income from discontinued operations for diluted earnings per
   share ........................................................  $    261     $  3,622      $  2,721     $ 14,147
                                                                   ========     ========      ========     ========

Net income (loss) from continuing operations applicable to
   common shareholders ..........................................  $ (4,079)    $ 16,326      $ (9,311)    $  7,370
Effect of dilutive securities:
   Preferred stock dividends ....................................        --        3,652            --           --
   Stock options ................................................        --           44            --           --
                                                                   --------     --------      --------     --------
Net income (loss) from continuing operations applicable to
   common shareholders for diluted earnings per share ...........  $ (4,079)    $ 20,022      $ (9,311)    $  7,370
                                                                   ========     ========      ========     ========

Basic weighted average shares outstanding .......................    41,939       41,723        41,901       41,695
Effect of dilutive securities:
   Preferred stock ..............................................        --       27,907            --           --
   Stock options ................................................        --          233            --          103
                                                                   --------     --------      --------     --------
Diluted weighted average shares outstanding .....................    41,939       69,863        41,901       41,798
                                                                   ========     ========      ========     ========

Basic earnings per share:
   Net income (loss) from continuing operations..................  $  (0.10)    $   0.30      $  (0.29)    $  (0.16)
   Net income from discontinued operations.......................        --         0.09          0.07         0.34
                                                                   --------     --------      --------     --------
   Net income (loss) applicable to common shareholders...........  $  (0.10)    $   0.39      $  (0.22)    $   0.18
                                                                   ========     ========      ========     ========

Diluted earnings per share:
   Net income (loss) from continuing operations..................  $  (0.10)    $   0.24      $  (0.29)    $  (0.16)
   Net income from discontinued operations.......................        --         0.05          0.07         0.34
                                                                   --------     --------      --------     --------
   Net income (loss) applicable to common shareholders...........  $  (0.10)    $   0.29      $  (0.22)    $   0.18
                                                                   ========     ========      ========     ========

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

Certain statements in this report, including statements of EEX and management's expectations, intentions, plans and beliefs, are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to certain events, risks and uncertainties that may be outside EEX's control. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, the risks, uncertainties and critical accounting policies and estimates described in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and described from time to time in EEX's other documents and reports filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risks, Uncertainties and Critical Accounting Policies and Estimates," in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Newfield Merger

On May 29, 2002, EEX entered into a definitive merger agreement with Newfield Exploration Company ("Newfield"). In the aggregate, the outstanding shares of EEX common stock would be converted into approximately 2.4 million shares of Newfield common stock, or 0.05703 shares of Newfield common stock per share of EEX common stock. EEX's common shareholders will also have the option to elect to receive units in a new trust, Treasure Island Royalty Trust, in lieu of Newfield stock. Approximately 42.5 million trust units will be available. For each unit that an EEX shareholder is allocated, the number of shares of Newfield common stock that the shareholder would otherwise receive will be reduced by
0.00054 of one share. The holders of EEX's preferred stock, each of whom has signed a voting agreement to vote its shares in favor of the merger, will receive a total of 4.7 million shares of Newfield common stock in the merger.

Treasure Island Royalty Trust is a trust created by Newfield under Texas law to hold non-expense bearing overriding royalty interests in future production attributable to subject leasehold interests in an area referred to as Treasure Island. Treasure Island is located within 116 Gulf of Mexico lease blocks and consists of all horizons below depths agreed to by EEX and Newfield for each of the blocks. The agreed depths generally correspond to the base of a salt weld typically found at 18,000 feet, but sometimes as deep as 22,200 feet, true vertical depth. To be subject to an overriding royalty interest held by the trust, a leasehold interest in Treasure Island must be held by EEX at the effective time of the merger or acquired by EEX or Newfield within five years after the effective time of the merger. EEX currently holds an interest in 27 Treasure Island lease blocks. The overriding royalty interests will be granted to the trust pursuant to a master conveyance of overriding royalty interest from EEX.

At this time, the Treasure Island project is only an exploration concept. An "exploration concept" is a series of untested prospects with geological characteristics thought to be conducive to the accumulation and entrapment of significant quantities of oil and gas and that are analogous to producing fields elsewhere. There is no production, and there are no proved reserves, currently associated with Treasure Island or the royalty interests. The trust will have no ability to influence the exploration or development of Treasure Island. In addition, Newfield will be under no obligation to fund or to commit any other resources to the exploration or development of Treasure Island.

EEX and BP Exploration and Production Inc. ("BP") have entered into an agreement pursuant to which BP acquired 75% of the interests held by EEX in leases that include Treasure Island horizons. BP may elect, but has no obligation, to drill up to three wells to the Treasure Island horizons pursuant to the agreement. BP will retain its interest in certain leases with each well it drills. If BP drills all three wells, it retains all the interests acquired under the agreement. If it does not drill one or more of the three wells, BP must reassign certain interests to EEX for nominal consideration. If BP does not drill any of the wells, EEX will need to fund the exploration of the leases with its own capital or find another company willing to do so. If BP meets its obligations under the agreement, BP will operate the project and will control the timing of exploration and other expenditures.

The merger is subject to the approval of EEX's shareholders and other conditions which must be met or waived. The special meeting of shareholders to vote on the approval of the merger agreement is scheduled for November 26, 2002. EEX has agreed to terminate the gas sales obligation between EEX E&P and an affiliate of Enron North America Corp. before the merger closes. Because Enron North America has filed for bankruptcy, the completion of these actions requires the approval of the bankruptcy court. The timing of court approval is difficult to predict and may not be obtained prior to the EEX special meeting. If approval has not been obtained prior to the special meeting, the completion of the merger will be delayed until approval is obtained or other arrangements satisfactory to Newfield are made. The merger agreement requires that the merger be completed on or before December 31, 2002. Newfield has filed a registration statement on Form S-4 and other relevant documents with the Securities and Exchange Commission concerning the merger, and EEX has mailed the proxy statement/prospectus contained therein to its shareholders in connection with the merger. A complete description of the merger can be found in the proxy statement/prospectus.

Floating Production System and Pipelines

EEX continued its marketing efforts for the Floating Production System ("FPS") and the Pipelines during the third quarter of 2002. EEX owns 60% of the FPS and Pipelines; a subsidiary of Exxon Mobil Corp. owns 40%. EEX has received market inquiries for use of the FPS as a drilling rig. EEX is continuing to market the asset for use as a floating production system, which use management believes is higher valued than use as a drilling rig. No assurance can be given that EEX will be successful in selling this asset at the higher valued use or that any sale will recover the carrying value of the asset. The value of the Pipelines depends on their use to transport production from the greater Llano area or other areas in proximity to the Pipelines. The Llano owners have decided to use facilities other than the Pipelines for the development of the Llano field production; thus the potential market for use of the Pipelines has narrowed. EEX is working with others to develop proposals for the use of the FPS and the Pipelines to transport production from the Jason and Devil's Island discoveries. While EEX currently holds controlling interest in the Jason discovery, the Devil's Island development plan will be decided by the operator, Amerada Hess Corporation. There can be no assurance that these efforts will be successful or that the value received from transportation of production from such discoveries would recover the carrying value of the asset. When the proposed merger with Newfield is completed, new management may employ a different strategy to realize value from these assets, which may impact their value.

RESULTS OF OPERATIONS

EEX Corporation reported a third quarter 2002 net loss of $4 million, or ($0.10) per share, compared to net income of $16 million, or $0.39 per share for the third quarter of 2001. The Indonesian subsidiaries (the International segment) are reported as a discontinued operation under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"). The financial statements have been restated in accordance with SFAS No. 144 to eliminate the impact of the discontinued Indonesian operations from continuing operations. During the third quarter, the Company closed and recorded the sale of the other Indonesian subsidiary that owns a 15% interest in the Asahan Concession.

A discussion of results of continuing operations for the three and nine months ended September 30, 2002, compared to the same period of 2001 follows.

RESULTS OF CONTINUING OPERATIONS

Quarters Ended September 30, 2002 and 2001

For the third quarter of 2002, EEX reported a loss from continuing operations of $4 million or ($0.10) per share, versus income from continuing operations of $13 million or $0.30 per share for the same period in 2001.

For the third quarter of 2002, total revenues were $35 million, 6% lower than the third quarter of 2001. Natural gas revenues for the third quarter of 2002 were 4% lower than the same quarter of 2001. This decrease was due to a 7% decrease in production offset by a 3% increase in the average natural gas sales price. Natural gas production for the third quarter of 2002 was 11 billion cubic feet ("Bcf"), slightly lower than the same period of 2001. The average natural gas sales price per thousand cubic feet ("Mcf") was $2.99 in the third quarter of 2002, compared with $2.89 in the same period of 2001. The average natural gas sales price for the third quarter 2002 includes hedging gains of $2 million and 2,485 billion British thermal units ("BBtu") delivered under the gas sales obligation at an average price of $2.36 per million British thermal units ("MMBtu"). The average natural gas sales price of $2.89 per Mcf for the third quarter 2001 includes hedging losses of approximately $4 million and 4,325 BBtu delivered under fixed-price delivery contracts and the gas sales obligation at an average price of $2.54 per MMBtu. Oil revenues for the third quarter of 2002 decreased 12% from the same quarter of 2001. This decrease was primarily due to an 18% decrease in production offset by a 7% increase in the average oil sales price. The average oil price per barrel during the third quarter of 2002 was $26.15 compared to $24.55 for the same period of 2001.

Costs and expenses for the third quarter of 2002 were $27 million, compared with $4 million in the same period of 2001. The increase for the third quarter of 2002 was primarily due to the gain of $27 million recorded in the third quarter of 2001 related to the sale of the Llano Field. Operating expenses (production and operating, general, administrative and other, and taxes other than income) were $12 million in the current quarter, 11% higher than the third quarter of 2001. This increase was primarily due to increased general, administrative and other resulting from an increase in D&O liability insurance premiums and increased employee benefit cost. Exploration expenses for the third quarter of 2002 were $5 million, compared to $8 million for the same period of 2001. The decrease is primarily due to no dry hole costs or geological and geophysical expenditures during the third quarter 2002 compared to $2 million in dry hole costs and $1 million in geological and geophysical expenditures during the same period of 2001. Depletion, depreciation and amortization for the third quarter of 2002 was $11 million, 16% lower than the third quarter of 2001. This decrease was due primarily to lower production volumes during the third quarter of 2002.

Total interest and other financing costs for the third quarter of 2002, including interest income, preferred stock dividends and other income, were $11 million, unchanged from the same period of 2001.

Nine Months Ended September 30, 2002 and 2001

For the nine months ended September 30, 2002, total revenues were $114 million, 6% lower than total revenues for the nine months ended September 30, 2001. Natural gas revenues for the first nine months of 2002 were 2% lower than the first nine months of 2001. This decrease was due to a 3% decrease in average natural gas sales prices offset by a 1% increase in production. The average natural gas sales price per Mcf was $3.19 for the first nine months of 2002, compared with $3.28 in the same period of 2001. The average natural gas sales price of $3.19 per Mcf for the first nine months of 2002 includes hedging gains of $14 million and 7,941 BBtu delivered under the gas sales obligation at an average price of $2.44 per MMBtu. The average natural gas sales price of $3.28 per Mcf for the first nine months of 2001 includes hedging losses of $6 million and 15,555 BBtu delivered under fixed-price delivery contracts and the gas sales obligation at an average price of $2.66 per MMBtu. Natural gas production for the first nine months of 2002 was 32 Bcf, relatively unchanged from the same period of 2001. Oil revenues decreased 23% primarily due to a 12% decline in average oil sales prices and a 12% decrease in production for the nine months ended September 30, 2002. The average oil price during the first nine months of 2002 decreased to $23.03 from $26.09.

Costs and expenses for the first nine months of 2002 were $95 million, compared with $85 million for the same period of 2001. Operating expenses (production and operating, general, administrative and other, and taxes, other than income) were $39 million, 4% higher than the third quarter of 2001. General, administrative and other costs and production and operating costs were higher, offset by lower taxes, other than income. General, administrative and other costs were higher primarily due to fees related to the Company's planned merger with Newfield and exploration of other strategic alternatives. Taxes, other than income were lower for the nine months ended September 30, 2002 primarily due to lower average natural gas sales prices. Exploration expenses for the first nine months of 2002 were $20 million, compared to $36 million for the same period of 2001. Exploration expense for the first nine months of 2002 includes approximately $3 million in costs associated with the stacking of the Arctic I rig compared to $14 million in costs associated with the stacking of the Arctic I rig and recognition of the net cost associated with the assignment of the Arctic I contract through May 2001 included in the first nine months of 2001. The contract for the Arctic I rig expired on July 3, 2002. In addition, the first nine months of 2001 includes dry hole costs of $3 million and an increase of $2 million in geological and geophysical costs compared to the same period of 2002. Depletion, depreciation and amortization for the first nine months of 2002 was $35 million, 3% lower than the first nine months of 2001.

Total interest and other financing costs for the first nine months of 2002, including interest income, preferred stock dividends and other income, were $31 million, a $2 million decrease from the same period of 2001. This decrease is primarily due to lower interest expense related to the debt associated with the FPS and Pipelines and the gas sales obligation, offset by higher interest expense associated with increased borrowings under the revolving credit agreement.

                                 EEX CORPORATION
                       SUMMARY OF SELECTED OPERATING DATA
                      FOR OIL AND GAS PRODUCING ACTIVITIES
                                   (UNAUDITED)


                                                                    Three Months Ended            Nine Months Ended
                                                                       September 30                  September 30
                                                                ----------------------------  ---------------------------
                                                                    2002          2001            2002          2001
                                                                ------------  --------------  ------------  -------------
Sales volume
      Natural gas (Bcf) (a) .................................        10.5          11.3            32.2          32.0
      Oil, condensate and natural gas liquids (MMBbls) (d) ..         0.1           0.1             0.3           0.4
         Total volumes (Bcfe) (a) ...........................        11.0          12.0            34.0          34.2

Average sales price (b)
      Natural gas (per Mcf) (c) .............................     $  2.99       $  2.89         $  3.19       $  3.28
      Oil, condensate and natural gas liquids (per Bbl) .....       25.38         22.37           22.00         24.02
         Total (per Mcfe) (c) ...............................        3.05          2.94            3.22          3.33

Average costs and expenses (per Mcfe) (c)
      Production and operating (b) ..........................     $  0.49       $  0.44         $  0.51       $  0.46
      Exploration ...........................................        0.44          0.70            0.57          1.06
      Depletion, depreciation and amortization ..............        1.00          1.10            1.03          1.06
      General, administrative and other .....................        0.34          0.25            0.38          0.28
      Taxes, other than income ..............................        0.23          0.19            0.24          0.35

-------------------------
(a) Billion cubic feet or billion cubic feet equivalent, as applicable. Ratio of six Mcf of natural gas to one barrel of crude oil, condensate or natural gas liquids.
(b)   Before related production, severance and ad valorem taxes.
(c) One thousand cubic feet or one thousand cubic feet equivalent, as applicable. Ratio of six Mcf of natural gas to one barrel of crude oil, condensate or natural gas liquids.
(d)   One million barrels of crude oil or other liquid hydrocarbons.


RESULTS OF DISCONTINUED OPERATIONS

During the third quarter of 2002, EEX closed and recorded the sale of the Indonesian subsidiary that owns a 15% interest in the Asahan Concession for approximately $0.7 million.

For the nine months ended September 30, 2002, EEX reported net income from discontinued Indonesian operations (International segment), net of tax, of approximately $3 million, or $0.07 per share, versus net income of approximately $14 million, or $0.34 per share, for the same period of 2001.

For the nine months ended September 30, 2002, oil revenues were $10 million, 74% lower than oil revenues in the same period of 2001 primarily due to recording revenues for only the first quarter of 2002 due to the sale of the Mudi Field. The average oil price per barrel during the first nine months of 2002 was $20.57 compared to $25.28 for the same period of 2001, a decrease of approximately 19%. Oil production for the first nine months of 2002 decreased 68% compared to the same period in 2001. In accordance with SFAS No. 144, an impairment of approximately $4 million, net of tax, was recorded in the first quarter of 2002, which represented the Company's estimate at that time of the difference between the book value and the fair value of the assets held for sale. In accordance with SFAS No. 144, depletion was suspended in the first quarter of 2002. Depletion for the first nine months of 2001 was approximately $14 million.

Net cash flows provided by discontinued operations were $28 million for the nine months ended September 30, 2002, compared to net cash flows provided by discontinued operations of $23 million for the same period 2001. The 2002 cash flow is primarily due to the proceeds received from the sale of all of the shares of the two Indonesian subsidiaries during the second and third quarters of 2002. The 2001 cash flow is primarily attributable to operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents and Cash Flows from Continuing Operations

The following summary table reflects the Company's cash flows from continuing operations (in millions):

                                                                              Nine Months Ended
                                                                                September 30
                                                                      ----------------------------------
                                                                          2002                2001
                                                                      --------------     ---------------
      Net cash provided by operating activities .....................     $   34             $   17
      Net cash (used in) investing activities .......................        (42)               (70)
      Net cash (used in) provided by financing activities ...........       (134)                16

As of September 30, 2002, the cash and cash equivalents balance was approximately $23 million.

Net cash flows provided by operating activities for continuing operations for the nine months ended September 30, 2002 were approximately $34 million, an increase of approximately $17 million over the same period of 2001. This increase was primarily due to full utilization of the Arctic I rig through mid June 2002.

Net cash flows used in investing activities for continuing operations for the nine months ended September 30, 2002 were approximately $42 million, a $28 million decrease from cash flows used in investing activities for the same period of 2001. The decrease in investing activities is primarily due to lower capital expenditures in 2002 offset by a decrease in proceeds received from dispositions of property, plant and equipment compared to 2001. The Encogen obligation was completed in the first half of 2001 and onshore spending was reduced in 2002 due to capital constraints offset by capital spent on the Devil's Island well. In addition, the Company received $11 million from the sale of a part of the production payment associated with the Encogen obligation. The proceeds from dispositions of property, plant and equipment received in the third quarter of 2001 were primarily related to the sale of the Llano Field.

Net cash flows used in financing activities for continuing operations for the nine months ended September 30, 2002 were approximately $134 million, compared to net cash flows provided by financing activities of $16 million for the same period of 2001. During the second quarter of 2002, the Company entered into a new credit facility and paid down the old facility. As of the end of the third quarter of 2002, a net repayment of approximately $102 million has been made. The Company's net borrowings during the first nine months of 2001 were $105 million. During the second quarter of 2001, the Company purchased the lessor's equity interest and terminated the capital lease associated with the FPS and Pipelines.

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

Interest rate:           (i) For Base Rate Loans, the higher of Federal Funds
                         Rate plus 1/2 of 1% or Administrative Agent's prime rate plus 2.75% and (ii) for Eurodollar Loans, the LIBOR Rate plus 4.0%, each rate increasing 0.5% per quarter beginning June 30, 2002.

Fees: EEX paid a loan restructuring fee of $2,500,000 into an account subject to escrow instructions in October 2002. If the merger has been consummated by November 30, 2002, the restructuring fee will be returned to EEX. If the merger is not completed by November 30, 2002, the restructuring fee will be paid to participant banks. EEX Operating will also be obligated to pay $750,000 as an arrangement fee if the merger is not completed by November 30, 2002.

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

EEX Operating borrowed $225 million under the new credit agreement upon execution and advanced that amount to EEX, and EEX used that amount, together with $100 million in cash it had on hand, to repay and terminate its existing revolving credit agreement. On October 31, 2002, the outstanding borrowings were $223 million, outstanding letters of credit were $1 million, and available credit was $16 million under the new credit agreement. As of September 30, 2002, EEX met the required financial covenant ratios of the Total Debt to EBITDAX and EBITDAX to Fixed Charges. As of September 30, 2002, EEX met the reserve maintenance test requirement to maintain at least 375 Bcfe of proved reserves with at least 70% of the present value attributed to proved developed producing.

Future Capital Requirements

Capital expenditures from continuing operations for the nine months ended September 30, 2002 were approximately $45 million, compared to approximately $130 million for the nine months ended September 30, 2001. This decrease in capital spending during the first nine months of 2002 is primarily due to the completion of the Encogen obligation during the first half of 2001 and reduced onshore spending due to capital constraints offset by capital spent on the Devil's Island Well. Capital expenditures for the remainder of 2002 are expected to be approximately $10 million. Substantially all of these capital expenditures will be made on drilling development wells on the Onshore segment.

Sources of Capital and Liquidity

During the remainder of the year, EEX's sources of liquidity will be operating cash flows from EEX Operating and borrowings under the new credit agreement. Except for temporary inter-company balances, the operating cash flows from EEX E&P Company, L.P. will not be available to EEX because of restrictions in the agreement related to the gas sales obligation.

EEX estimates, based upon its current budget forecast, that it will have drawn all or substantially all of its available credit under the new credit agreement at or before December 31, 2002. EEX has no current source of funds to make the approximately $18 million net payment on its Secured Notes due January 2, 2003. There can be no assurance that EEX will be able to meet the financial covenants for the new credit agreement as of the end of the fourth calendar quarter of this year, and if it does not, it will be in default. There can be no assurances that EEX will be able to cure such default, or any other covenant default that may occur. The occurrence of one or more of these events, if not timely cured, may have a material adverse effect (as defined in the merger agreement) on EEX, which would give Newfield the right to terminate the merger agreement pursuant to its terms.

EEX is not currently pursuing additional sources of financing because of the proposed merger and restrictions in the merger agreement with Newfield. If the merger does not take place, there can be no assurances that EEX will be able to obtain additional financing before it uses all of its available credit under the new credit agreement. EEX will also require additional financing to make the January 2, 2003 payment on the Secured Notes if the merger does not take place.

No assurances can be given that EEX will be successful in completing the merger with Newfield or in developing an acceptable financing plan should the merger not occur. In the event of default under the new credit agreement, EEX's lenders may attempt to enforce their security interest in EEX's oil and gas properties and other assets. EEX may then have to seek protection from its creditors and reorganization under Federal bankruptcy laws.

OTHER MATTERS

Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. EEX plans to implement this standard on January 1, 2003. EEX is currently assessing the impact of this standard.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Hedging activity for the nine months ended September 30, 2002 resulted in a gain of approximately $14 million for natural gas. The table below provides information about EEX's hedging instruments as of September 30, 2002. The Notional Amount is equal to the volumetric hedge position of EEX during the periods. The fair values of the hedging instruments, which have been recorded in other comprehensive income, are based on the difference between the applicable strike price and the New York Mercantile Exchange future prices for the applicable trading months.

                                                                                                       Fair Value at
                                                        Notional                 Average               September 30,
                                                         Amount               Strike Price                 2002
                                                        (BBtu)(1)            (Per MMBtu)(2)           (In thousands)
                                                     ---------------     ----------------------    ------------------
                                                                           Floor       Ceiling
                                                                         ---------    ---------
Natural Gas Collars:
    October 2002 ................................            155           $2.40       $2.73            $   (141)
                                                     ---------------                               ------------------
         Total ..................................            155                                        $   (141)
                                                     ===============                               ==================

                                                                                                      Fair Value at
                                                          Notional               Average              September 30,
                                                           Amount               Swap Price                2002
                                                         (BBtu)(1)            (Per MMBtu)(2)          (In thousands)
                                                     ---------------       -------------------     ------------------
Natural Gas Swaps:
    October 2002 - December 2002 ................           5,060                 $3.63                 $ (2,015)
    January 2003 - March 2003 ...................           4,500                  3.55                   (3,269)
    April 2003 - June 2003 ......................           4,550                  3.29                   (2,830)
    July 2003 - September 2003 ..................           5,060                  3.36                   (2,269)
    October 2003 - December 2003 ................           5,060                  3.55                   (2,234)
                                                     ---------------                               ------------------
         Total ..................................          24,230                                       $(12,617)
                                                     ===============                               ==================

--------------------

(1)  Billions of British Thermal Units.
(2)  Millions of British Thermal Units.

Item 4.  Disclosure Controls And Procedures

As of October 31, 2002, under the supervision and with the participation of EEX's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of EEX's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of October 31, 2002, EEX's disclosure controls and procedures were effective to ensure that information required to be disclosed by EEX in the reports filed or submitted by EEX under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by EEX in such reports is accumulated and communicated to EEX's management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

There were no significant changes in EEX's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 10.1* Amendatory Letter dated July 16, 2002, by and between EEX Corporation and BP Exploration and Production Inc. amending the Asset Purchase, Farmout & Joint Exploration Agreement dated March 1, 2002, and the Offshore Operating Agreement attached thereto, previously filed as Exhibits 10.1 to 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K with report date of July 16, 2002, filed on September 27, 2002.
                 10.2* Second Amendatory Agreement dated as of September 27, 2002 and effective as of May 29, 2002, to the Agreement and Plan of Merger by and among Newfield Exploration Company, Newfield Operating Company, and EEX incorporated by reference to Exhibit 2.1.2 and Annex A to the proxy statement/prospectus in Amendment No. 3 to the Registration Statement on Form S-4, No. 333-91014, of Newfield Exploration Company and Treasure Island Royalty Trust, filed under CIK 0000912750 on September 27, 2002.
                 23.1 Consent of Richard L. Edmonson, General Counsel of EEX Corporation
                 99.1 Certificates of Thomas M Hamilton, Chief Executive Officer, and Richard S. Langdon, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              ----------------------------
              *Incorporated by reference

         (b)    Reports on Form 8-K

                Current Report on Form 8-K filed September 27, 2002 and dated July 16, 2002 (Amendatory Letter with BP Exploration).

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            EEX CORPORATION
                                            (Registrant)



Dated: November 14, 2002                    By:   /s/ Richard S. Langdon
                                            ----------------------------------
                                                  Richard S. Langdon
                                                  Executive Vice President,
                                                  Finance and Administration,
                                                  and Chief Financial Officer


                                 CERTIFICATIONS

I, Thomas M Hamilton, certify that:

1. I have reviewed this quarterly report on Form 10-Q of EEX Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
                              /s/ Thomas M Hamilton
                            ----------------------------
                                Thomas M Hamilton
                          Chairman, President and Chief
                                Executive Officer

                                 CERTIFICATIONS

I, Richard S. Langdon, certify that:

1. I have reviewed this quarterly report on Form 10-Q of EEX Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
                             /s/ Richard S. Langdon
                           ---------------------------
                               Richard S. Langdon
                          Executive Vice President and
                             Chief Financial Officer